Form 10QSB
period 1996-06-30
FIRST COMMERCE BANKS OF FLORIDA INC
filed 1996-08-09
CIK 944991

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                            ------------------------

                                  FORM 10-QSB



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


                        COMMISSION FILE NUMBER 33-91906

                     FIRST COMMERCE BANKS OF FLORIDA, INC.
             (Exact name of registrant as specified in its charter)

              FLORIDA                               59-2405633
         (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization)        Identification No.)

 141 CENTRAL AVENUE EAST, WINTER HAVEN, FLORIDA                         33880
 (Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:  (941) 299-6072

                                 NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X      NO
                                                ---       ---

As of July 31, 1996, there were outstanding 1,585,737 shares of the Registrant's Common Stock.

                     FIRST COMMERCE BANKS OF FLORIDA, INC.

               FORM 10-Q - FOR THE QUARTER ENDED JUNE 30, 1996

                                     INDEX


                                                                                 PAGE NO.
                                                                                 --------
PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:

         a) Consolidated Statements of Financial Condition -
            June 30, 1996 (Unaudited) and December 31, 1995 .......................   3

         b) Unaudited Consolidated Income Statements - Six
            Months Ended June 30, 1996 and 1995 ...................................   4

         c) Unaudited Consolidated Income Statements - Three
            Months Ended June 30, 1996 and 1995 ...................................   5

         d) Unaudited Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1996 and 1995 ...............................   6

         e) Notes to Unaudited Consolidated
            Financial Statements...................................................   7

Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......................  11

PART II. OTHER INFORMATION

Item 4.  Shareholder Vote..........................................................  37

Item 6.  Exhibits and Reports on Form 8-K..........................................  37

SIGNATURES.........................................................................  38

PART I. -  FINANCIAL INFORMATION      ITEM 1. - FINANCIAL STATEMENTS

             FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                              JUNE 30, 1996      DECEMBER 31,
                                                                                               (UNAUDITED)          1995
                                                                                               -----------       ------------
ASSETS                                                                                                (In thousands)
Cash and due from banks.........................................................                $  4,482          $  4,807
Federal funds sold..............................................................                   5,378             5,562
Investment securities available-for-sale........................................                  24,256            24,584
Investment securities held-to-maturity (fair value of
  $1,521,000 and $3,560,000)....................................................                   1,553             3,559
Loans receivable, net of allowance for credit
  losses of $1,733,000 and $1,195,000...........................................                  68,857            70,265
Property and equipment, net.....................................................                   1,353             1,304
Cash surrender value of officers' life insurance................................                   1,106             1,079
Accrued interest receivable.....................................................                     850             1,013
Other real estate owned.........................................................                     154               301
Other assets....................................................................                     641               609
                                                                                                --------          --------
TOTAL ASSETS....................................................................                $108,630          $113,083
                                                                                                ========          ========

LIABILITIES
Deposits:
   Demand deposits..............................................................                $ 17,168          $ 17,056
   NOW accounts.................................................................                  13,536            15,045
   Money market accounts........................................................                   6,343             4,698
   Savings deposits.............................................................                   8,129             7,735
   Time deposits under $100,000.................................................                  46,096            48,864
   Time deposits $100,000 and over..............................................                   6,226             8,543
                                                                                                --------          --------
      Total deposits............................................................                  97,498           101,941
Other liabilities...............................................................                     643               592
                                                                                                --------          --------
TOTAL LIABILITIES...............................................................                  98,141           102,533
                                                                                                --------          --------

Minority interest...............................................................                      19                29
                                                                                                --------          --------
Commitments and contingencies   (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock $.01 par - 3,000,000
   shares authorized and none outstanding.......................................                     ---               ---
Common stock $.01 par - 10,000,000 shares
   authorized and 1,585,737 shares outstanding..................................                      16                16
Additional paid-in capital......................................................                   6,738             6,738
Retained earnings...............................................................                   3,841             3,754
Unrealized securities gains (losses), net of income
  taxes (benefit) of $(76,000) and $8,000.......................................                    (125)               13
                                                                                                --------          --------
TOTAL STOCKHOLDERS' EQUITY......................................................                  10,470            10,521
                                                                                                --------          --------

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY...................                $108,630          $113,083
                                                                                                ========          ========


    The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

             FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED INCOME STATEMENTS



                                                                                              SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------------------
                                                                                      1996                                1995
                                                                                      ----                                ----
INTEREST AND FEE INCOME:                                                               (In thousands, except per share amounts)
Loans receivable...................................................                  $3,716                              $3,827
Investment securities - taxable....................................                     666                                 787
Investment securities - tax free...................................                      33                                  35
Federal funds sold.................................................                     150                                 373
                                                                                     ------                               -----
   Total interest and fee income...................................                   4,565                               5,022
                                                                                     ------                               -----

INTEREST EXPENSE ON DEPOSITS:
NOW accounts.......................................................                     162                                 172
Money market accounts..............................................                      96                                 106
Savings deposits...................................................                      90                                 111
Time deposits under $100,000.......................................                   1,289                               1,326
Time deposits $100,000 and over....................................                     209                                 329
                                                                                     ------                               -----
   Total interest expense on deposits..............................                   1,846                               2,044
                                                                                     ------                               -----

NET INTEREST INCOME................................................                   2,719                               2,978
PROVISION FOR CREDIT LOSSES........................................                     456                                 150
                                                                                     ------                               -----
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES..............                   2,263                               2,828
                                                                                     ------                               -----

NON-INTEREST INCOME:
Service charges and fees...........................................                     407                                 472
Loss on investment securities sales................................                      --                               (110)
Gain on sale of subsidiary.........................................                      --                                 564
Other .............................................................                      59                                  17
                                                                                     ------                               -----
   Total non-interest income.......................................                     466                                 943
                                                                                     ------                               -----

NON-INTEREST EXPENSES:
Compensation and benefits..........................................                   1,265                               1,103
Occupancy and equipment............................................                     379                                 367
Professional fees..................................................                     248                                 183
Data processing....................................................                     165                                 143
Stationery and supplies............................................                      86                                  51
Advertising and promotion..........................................                      79                                  84
Postage and freight................................................                      56                                  55
Other real estate owned............................................                      45                                  40
FDIC insurance premiums............................................                      18                                 117
Other .............................................................                     280                                 342
                                                                                     ------                               -----
   Total non-interest expenses.....................................                   2,621                               2,485
                                                                                     ------                               -----

INCOME BEFORE TAXES ON INCOME AND MINORITY INTEREST................                     108                               1,286
Taxes on income....................................................                      30                                 513
Minority interest..................................................                     (9)                                   3
                                                                                     ------                               -----

NET INCOME.........................................................                     $87                               $ 770
                                                                                     ======                               =====
NET INCOME PER SHARE...............................................                  $  .05                               $ .46
                                                                                     ======                               =====
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS OUTSTANDING.........................                   1,678                               1,668
                                                                                     ======                               =====

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

            FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED INCOME STATEMENTS




                                                                                                 THREE MONTHS ENDED JUNE 30,
                                                                                             ------------------------------------
                                                                                             1996                            1995
                                                                                             ----                            ----
INTEREST AND FEE INCOME:                                                                   (In thousands, except per share amounts)
Loans receivable.................................................                           $ 1,842                         $1,875
Investment securities - taxable..................................                               320                            414
Investment securities - tax free.................................                                17                             17
Federal funds sold...............................................                                66                            197
                                                                                            -------                         ------
   Total interest and fee income................................                              2,245                          2,503
                                                                                            -------                         ------

INTEREST EXPENSE ON DEPOSITS:
NOW accounts.....................................................                                85                             92
Money market accounts............................................                                48                             56
Savings deposits.................................................                                45                             50
Time deposits under $100,000.....................................                               630                            704
Time deposits $100,000 and over..................................                                93                            176
                                                                                            -------                         ------
   Total interest expense on deposits............................                               901                          1,078
                                                                                            -------                         ------

NET INTEREST INCOME..............................................                             1,344                          1,425
PROVISION FOR CREDIT LOSSES......................................                               364                             83
                                                                                            -------                         ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES............                               980                          1,342
                                                                                            -------                         ------

NON-INTEREST INCOME:
Service charges and fees.........................................                               199                            221
Loss on investment securities sales..............................                               ---                          (110)
Gain on sale of subsidiary.......................................                               ---                            564
Other ...........................................................                                28                              3
                                                                                            -------                         ------
   Total non-interest income.....................................                               227                            678
                                                                                            -------                         ------

NON-INTEREST EXPENSES:
Compensation and benefits........................................                               679                            523
Occupancy and equipment..........................................                               182                            182
Professional fees................................................                               188                             89
Data processing..................................................                               106                             70
Stationery and supplies..........................................                                48                             28
Advertising and promotion........................................                                47                             31
Postage and freight..............................................                                31                             26
Other real estate owned..........................................                                31                             15
FDIC insurance premiums..........................................                                 9                             56
Other ...........................................................                               117                            170
                                                                                            -------                         ------
   Total non-interest expenses ..................................                             1,438                          1,190
                                                                                            -------                         ------

INCOME (LOSS) BEFORE TAXES ON INCOME AND MINORITY INTEREST                                    (231)                            830
Taxes on income (Income tax benefit)............................                               (76)                            314
Minority interest................................................                               ---                              3
                                                                                            -------                         ------

NET INCOME (LOSS)................................................                           $ (155)                         $  513
                                                                                            =======                         ======
NET INCOME (LOSS) PER SHARE......................................                           $ (.10)                         $  .31
                                                                                            =======                         ======
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
  AND COMMON STOCK EQUIVALENTS OUTSTANDING.......................                             1,586                          1,668
                                                                                            =======                         ======

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

           FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               SIX MONTHS ENDED JUNE 30,
                                                                                               -------------------------
                                                                                               1996                 1995
                                                                                               ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                (In thousands)
Net income.......................................................                             $    87              $   770
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
   Provision for credit losses...................................                                 456                  150
   Net amortization of premiums
      on investment securities and loans.........................                                  58                  122
   Depreciation and amortization.................................                                  98                   75
   Provision for deferred income taxes..........................                                  (55)                (108)
   Gain on sale of subsidiary....................................                                 ---                 (564)
   Loss on sale of other real estate owned.......................                                  14                    8
   Asset and liability changes net of effects of subsidiary sale:
       Decrease (Increase) in:
         Accrued interest receivable.............................                                 163                  (67)
         Cash surrender value of officers' life insurance........                                 (27)                 (32)
         Other assets............................................                                 107                 (113)
       Minority interest.........................................                                 (10)                  (3)
       Increase (Decrease) in other liabilities..................                                  51               (1,224)
                                                                                              -------              -------
Net cash provided by (used for) operating activities                                              942                 (986)
                                                                                              -------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable,
  net of effects of subsidiary sale..............................                                 970               (2,317)
Purchases of investment securities available-for-sale............                              (5,508)              (5,577)
Maturities of investment securities available-for-sale...........                               5,482                3,719
Maturities of investment securities held-to-maturity.............                               2,000                1,000
Sales of investment securities available-for-sale................                                 ---                1,650
Sales of investment securities held-to-maturity..................                                 ---                  151
Proceeds from sales of other real estate owned...................                                 195                   94
Cash sold in sale of subsidiary, net of proceeds.................                                 ---               (4,755)
Purchases of property and equipment..............................                                (147)                 (49)
                                                                                              -------              -------
Net cash provided by (used for) investing activities.............                               2,992               (6,084)
                                                                                              -------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease), net of effects of subsidiary sale, in:
   Demand deposits...............................................                                 112                  174
   NOW accounts..................................................                              (1,509)                 438
   Money market accounts.........................................                               1,645                 (262)
   Savings deposits..............................................                                 394                    7
   Time deposits.................................................                              (5,085)               9,358
                                                                                              -------              -------
Net cash provided by (used for) financing activities.............                              (4,443)               9,715
                                                                                              -------              -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.............                                (509)               2,645
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................                              10,369               13,950
                                                                                              -------              -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................                             $ 9,860              $16,595
                                                                                              =======              =======
SUPPLEMENTAL DISCLOSURES:
   Interest paid in cash.........................................                             $ 1,876              $ 1,964
                                                                                              =======              =======
   Income taxes paid in cash.....................................                             $   221              $   257
                                                                                              =======              =======
NON-CASH INVESTING ACTIVITIES:
   Transfers from loans to other real estate owned...............                             $    62              $    48
                                                                                              =======              =======

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

           FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     First Commerce Banks of Florida, Inc. ("FCB") is a commercial bank holding company which, as of June 30, 1996, owned 99.77% of First Commerce Bank of Polk County ("First Commerce/Polk County") in Winter Haven, Florida, and, prior to May 1, 1995, 80.00% of First Sterling Bank of Osceola County ("FSB/Osceola") in Kissimmee, Florida (collectively, the "Company"). The consolidated financial statements include the accounts of FCB, First Commerce/Polk County and, prior to May 1, 1995, FSB/Osceola. The minority interest represented a .23% ownership interest in the common stock of First Commerce/Polk County and a 20.00% ownership interest in FSB/Osceola common stock held by third parties. All material intercompany accounts and transactions were eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of June 30, 1996 and December 31, 1995, the results of its operations for the six and three months ended June 30, 1996 and 1995, and its cash flows for the six months ended June 30, 1996 and 1995. The results of operations for the six and three months ended June 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

     Net income per share of FCB's common stock was computed by dividing net income for the respective period by the weighted average number of shares of common stock outstanding, including common stock equivalents using the treasury stock method. Warrants and stock options issued to officers and directors are considered common stock equivalents. Because of the net loss during the three months ended June 30, 1996, warrants and stock options were not assumed to be exercised. Because there is no established public trading of FCB's common stock, the treasury stock method assumes that FCB purchased common stock at FCB's average book value during the respective periods. Fully-diluted and primary earnings per share are not materially different. For the six and three months ended June 30, 1996 and 1995, weighted average number of shares of common stock and common stock equivalents outstanding was computed as follows:


                                                                      1996                1995
                                                             --------------------   --------------------
                                                               SIX        THREE      SIX        THREE
                                                             ---------  ---------   ------    ----------
                                                                             (Unaudited)
Weighted average shares of common
  stock outstanding  ......................................  1,585,737  1,585,737   1,585,853  1,585,853

Common shares assumed outstanding
  to reflect the dilutive effect of warrants
  to purchase common stock  ...............................     53,361        ---      49,502     49,502

Common shares assumed outstanding to
   reflect the dilutive effect of stock options
  to purchase common stock  ...............................    38,668        ---      33,000     33,000
                                                             ---------  ---------   ---------  ---------
Weighted average number of shares of
  common stock and common stock
  equivalents outstanding  ...............................   1,677,766  1,585,737   1,668,355  1,668,355
                                                             =========  =========   =========  =========


     On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("FAS 114"), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118

("FAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These two Statements address the accounting by creditors for impairment of certain loans and generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest, as impaired loans. These two Statements require that impaired loans be valued at either (i) the present value of expected future cash flows, discounted at the loan's effective interest rate, or (ii) at the observable market price of the loan, or (iii) the fair value of the underlying collateral if the loan is collateral dependent. The Company implemented these two statements by modifying its quarterly review of the adequacy of the allowance for credit losses to also identify and value impaired loans in accordance with the guidance in these two Statements. The adoption of these two Statements did not have any material effect on the results of operations for the six and three months ended June 30, 1996 and 1995.

     The Company considers a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and interest payments (other than minimum delays or shortfalls in payments), and (iii) other information known by the Company which would indicate that full repayment of the principal and interest is not probable. In evaluating loans for impairment, the Company generally considers delinquencies of 60 days or less to be minimum delays, accordingly does not consider such delinquent loans to be impaired in the absence of other indications of impairment.

     The Company evaluates smaller balance, homogeneous loans for impairment and adequacy of allowance for credit losses collectively, and evaluates other loans for impairment individually, on a loan-by-loan basis. For this purpose, the Company considers its portfolio of commercial, commercial real estate and residential real estate loans less than $500,000 and its consumer and other loans to be smaller balance, homogeneous loans. The Bank evaluates each of these loan portfolios for impairment on an aggregate basis, and utilizes its own historical charge-off experience, as well as the charge-off experience of its peer group and industry statistics to evaluate the adequacy of the allowance for credit losses. For all other loans, the Company evaluates loans for impairment on a loan-by-loan basis.

     The Company evaluates all non-accrual loans as well as any accruing loans exhibiting collateral or other credit deficiencies for impairment. With respect to impaired, collateral-dependent loans, any portion of the recorded investment in the loan that exceeds the fair value of the collateral is charged-off.

     For impairment recognized in accordance with these two Statements, the entire change in the present value of expected cash flows, or the entire change in estimated fair value of collateral for collateral dependent loans is reported as a provision for credit losses in the same manner in which impairment initially was recognized or as a reduction in the amount of the provision that otherwise would be reported.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 122 ("FAS 122"), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," which requires mortgage banking enterprises that acquire mortgage servicing (through either the purchase or origination of mortgage loans) and sell or securitize those loans with servicing retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. Mortgage banking enterprises include commercial banks that conduct operations substantially similar to the primary operations of a mortgage banking enterprise. The implementation of FAS 122 did not have a material impact on the Company's financial statements.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" which requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, FAS 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the accounting method in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in FAS 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Because the Company elected to continue using the accounting method in APB Opinion No. 25, the implementation of FAS 123 did not have a material impact on the Company's financial statements. The disclosure requirements of FAS 123 need not be applied in an interim report unless a complete set of financial statements is presented for that period.


NOTE 2 - BUSINESS COMBINATIONS

     On August 31, 1995, Commerce Bank Corporation ("CBC") merged with and into First Sterling Bancshares, Inc. ("FSB")(the "FSB/CBC Merger") and FSB changed its name to First Commerce Banks of Florida, Inc. In the FSB/CBC Merger, the outstanding shares of CBC common stock were converted into an aggregate of 746,704 shares of FSB common stock and $1,000 of cash in lieu of fractional shares. Upon consummation of the FSB/CBC Merger, Commerce Bank of Central Florida (a subsidiary of CBC), merged with and into First Sterling Bank (a subsidiary of FSB), which changed its name to First Commerce Bank of Polk County. The FSB/CBC Merger was accounted for as a pooling of interests and, accordingly, amounts presented herein have been combined to include financial information for both FSB and CBC.


NOTE 3 - SALE OF SUBSIDIARY

     On May 1, 1995, FCB sold its stock in FSB/Osceola to an unaffiliated third party for $1,845,000. The agreement provided that FCB purchase any other real estate owned at book value from FSB/Osceola on May 1, 1995 and that First Commerce/Polk County purchase the existing loan portfolio (including any allowance for credit losses) from FSB/Osceola by May 1, 1996 at the then current book value. The Company fulfilled this commitment by March 31, 1996
with the purchase of $6,495,000 of assets from FSB/Osceola.   Due to applicable
banking laws, First Commerce/Polk County could not acquire any of the $719,000 of classified loans and assets of FSB/Osceola included in the $6,495,000 of assets purchased by the Company; accordingly, FCB purchased these loans and assets.


NOTE 4 - COMMITMENTS AND CONTINGENCIES

     First Commerce/Polk County is a party to financial instruments with off-balance sheet risk in the normal course of its business in order to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the financial statements.

     First Commerce/Polk County's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments and standby letters of credit is represented by the contractual amount of those instruments. First Commerce/Polk County uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

     Standby letters of credit are conditional commitments issued by First Commerce/Polk County to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The collateral varies for those commitments, but may include a certificate of deposit held by First Commerce/Polk County if collateral is deemed necessary.

     As of June 30, 1996 (unaudited) and December 31, 1995, loan commitments totaled $7,481,000 and $6,284,000, respectively, and standby letters of credit totaled $1,471,000 and $1,259,000, respectively. Since many of these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

     The Company is party to litigation and claims arising in the normal course of business. Management, after consultation with legal counsel, does not believe that there are any pending or threatened proceedings against the Company which, if determined adversely, would have a material adverse effect on the Company's financial position, liquidity or results of operations.


NOTE 5 - ALLOWANCE FOR LOAN LOSSES

     For the six months ended June 30, 1996 and 1995, the activity in the allowance for credit losses was as follows:


                                                                      1996   1995
                                                                    ------  -----
                                                                     (Unaudited)
                                                                    (In thousands)
Balance at beginning of period..................                    $1,195  $ 830
Allowance related to loans purchased
   from FSB/Osceola.............................                        25     35
Allowance related to the FSB/Osceola sale.......                       ---  (119)
Provision for credit losses.....................                       456    150
Net loans charged-off (recovered)...............                      (57)    (6)
                                                                    ------  -----

Balance at end of period........................                    $1,733  $ 902
                                                                    ======  =====


     As of June 30, 1996 (unaudited) and December 31, 1995, non-accrual loans totaled $2,933,000 and $1,607,000, respectively. For the six and three months ended June 30, 1996 and 1995, interest income that would have been recorded under the original terms of non-accrual loans and the interest income actually recognized were as follows:


                                                                    1996         1995
                                                                 -----------  ----------
                                                                  SIX  THREE  SIX  THREE
                                                                 ----  -----  ---  -----
                                                                        (Unaudited)
                                                                       (In thousands)
Interest income under the original terms.....                    $186  $ 103  $28  $  11
Interest income actually recognized..........                     165     86   18     11
                                                                 ----  -----  ---  -----

Interest income foregone.....................                    $ 21  $  17  $10  $  --
                                                                 ====  =====  ===  =====



     As a result of the Company's review, impaired loans totaled approximately $3,727,000 and $1,182,000 and the allowance for credit losses related to these loans totaled $900,000 and $156,000 as of June 30, 1996 (unaudited) and December 31, 1995, respectively. For the six months ended June 30, 1996 and 1995 (unaudited), the amount of interest income recognized on impaired loans was $198,000 and $64,000, respectively, while the amount of interest income received on impaired loans was $200,000 and $61,000, respectively. For the three months ended June 30, 1996 and 1995 (unaudited), the amount of interest income recognized on impaired loans was $102,000 and $32,000, respectively, while the amount of interest income received on impaired loans was $103,000 and $30,000, respectively. The average balance of impaired loans amounted to $2,385,000 and $1,438,000 during the six months ended June 30, 1996 and 1995 (unaudited), respectively. The average balance of impaired loans amounted to $3,231,000 and $1,400,000 during the three months ended June 30, 1996 and 1995
(unaudited), respectively.   Impaired loans increased primarily due to the
increase in non-performing loans. For a discussion of this increase, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Classification of Assets."

NOTE 6 - TERMINATION OF PROPOSED BUSINESS COMBINATIONS

Proposed Business Combination with First Mercantile National Bank

     On January 3, 1996, FCB entered into a Plan of Merger and Merger Agreement with First Mercantile National Bank ("First Mercantile"), a national banking association located in Longwood, Florida, and First Mercantile Successor Bank ("FMSB"), an interim state banking corporation to be organized as a wholly-owned subsidiary of FCB. The agreement provided for a combination of the FCB and First Mercantile organizations through the merger of First Mercantile with and into FMSB (the "First Mercantile Merger"). As a result of the First Mercantile Merger, First Mercantile would have become a wholly-owned subsidiary of FCB and shareholders of First Mercantile at the time of the closing of the
First Mercantile Merger would have become shareholders of FCB.   On April 24,
1996, the agreement was amended to increase the exchange ratio. As a result of this amendment each outstanding share of First Mercantile common stock, other than shares held by First Mercantile shareholders who would have had perfected dissenters' rights, would have been converted in the First Mercantile Merger into the right to receive 2.23 shares of FCB common stock. (Prior to the
amendment, the exchange ratio was 2.00.)   The First Mercantile Merger received
the requisite approvals from all applicable regulatory authorities. However, in July 1996, before the First Mercantile Merger was voted upon by First Mercantile's shareholders, FCB and First Mercantile mutually determined that it was not in the best interests of their respective shareholders to continue to pursue the First Mercantile Merger. Accordingly, the parties negotiated a Termination Agreement which was executed on August 1, 1996. The decision to terminate the First Mercantile Merger primarily resulted from an increase in the Company's non-performing assets and a decrease in the Company's earnings during the six and three months ended June 30, 1996.

Proposed Business Combination with Prime Bank of Central Florida

     On January 3, 1996, FCB entered into a Plan of Merger and Merger Agreement with Prime Bank of Central Florida ("Prime Bank"), a state banking corporation located in Titusville, Florida, and Prime Successor Bank ("PSB"), an interim state banking corporation to be organized as a wholly-owned subsidiary of FCB. The agreement provided for a combination of the FCB and Prime Bank organizations through the merger of Prime Bank with and into PSB (the "Prime Bank Merger"). As a result of the Prime Bank Merger, Prime Bank would have become a wholly-owned subsidiary of FCB and shareholders of Prime Bank at the time of the closing of the Prime Bank Merger would have become shareholders of FCB. On April 24, 1996, the agreement was amended to increase the exchange ratio. As a result of this amendment each outstanding share of Prime Bank common stock, other than shares held by Prime Bank shareholders who would have perfected dissenters' rights, would have been converted in the Prime Bank Merger into the right to receive 1.94 shares of FCB common stock. (Prior to the amendment, the exchange ratio was 1.70.) The Prime Bank Merger received the requisite approvals from all applicable regulatory authorities. However, in July 1996, before the Prime Bank Merger was voted upon by Prime Bank's shareholders, FCB and Prime Bank mutually determined that it was not in the best interests of their respective shareholders to continue to pursue the Prime Bank Merger. Accordingly, the parties negotiated a Termination Agreement which was executed on August 1, 1996. The decision to terminate the Prime Bank Merger primarily resulted from an increase in the Company's non-performing assets and a decrease in the Company's earnings during the six and three months ended June 30, 1996.



             ITEM 2.  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Sale of FSB/Osceola

     On May 1, 1995, First Commerce Banks of Florida, Inc. ("FCB") sold the 240,000 shares of common stock of First Sterling Bank of Osceola County ("FSB/Osceola") (which constituted 80% of the outstanding shares of FSB/Osceola stock) owned by FCB to certain unaffiliated individuals for $1.8 million in cash. See "--Sale of

FSB/Osceola." Accordingly, FSB/Osceola's results of operations for the four months ended April 30, 1995 are included in FCB's 1995 consolidated financial statements and amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations.

FSB/CBC Merger

     On August 31, 1995, Commerce Bank Corporation (CBC") merged with and into First Sterling Bancshares, Inc. ("FSB") (the"FSB/CBC Merger") and FSB changed its name to First Commerce Banks of Florida, Inc. In the FSB/CBC Merger, the outstanding shares of CBC common stock were converted into an aggregate of 746,704 shares of FSB common stock and $1,000 of cash in lieu of fractional shares. Upon consummation of the FSB/CBC Merger, Commerce Bank of Central Florida (a subsidiary of CBC) merged with and into First Sterling Bank (a subsidiary of FSB), which changed its name to First Commerce Bank of Polk County ("First Commerce/Polk County"). FCB's principal asset is its ownership of 99.77% of the voting shares of First Commerce/Polk County. The FSB/CBC Merger has been accounted for as a pooling of interests and, accordingly, amounts presented in Management's Discussion and Analysis of Financial Condition and Results of Operations have been combined to include financial information for both FSB and CBC. The consolidated financial statements include the accounts of FCB, First Commerce/Polk County and, prior to May 1, 1995, FSB/Osceola (collectively, the "Company").

Termination of Proposed Business Combination with First Mercantile National
Bank

     On January 3, 1996, FCB entered into a Plan of Merger and Merger Agreement with First Mercantile National Bank ("First Mercantile"), a national banking association located in Longwood, Florida, and First Mercantile Successor Bank ("FMSB"), an interim state banking corporation to be organized as a wholly-owned subsidiary of FCB. The agreement provided for a combination of the FCB and First Mercantile organizations through the merger of First Mercantile with and into FMSB (the "First Mercantile Merger"). As described in
Note 6 of Notes to Unaudited Consolidated Financial Statements, in July 1996 FCB and First Mercantile mutually determined to terminate the First Mercantile Merger.

Termination of Proposed Business Combination with Prime Bank of Central Florida

     On January 3, 1996, FCB entered into a Plan of Merger and Merger Agreement with Prime Bank of Central Florida ("Prime Bank"), a state banking corporation located in Titusville, Florida, and Prime Successor Bank ("PSB"), an interim state banking corporation to be organized as a wholly-owned subsidiary of FCB. The agreement provided for a combination of the FCB and Prime Bank organizations through the merger of Prime Bank with and into PSB (the "Prime Bank Merger"). As described in Note 6 of Notes to Unaudited Consolidated Financial Statements, in July 1996 FCB and Prime Bank mutually determined to terminate the Prime Bank Merger.

Increases in Non-Performing Assets and Provisions for Credit Losses

     During the six and three months ended June 30, 1996, the Company experienced a significant increase in non-performing assets and provisions for credit losses. As of June 30, 1996, total non-performing loans were $3.0 million (or 4.22% of total loans), compared to $1.8 million (or 2.52% of total loans) as of December 31, 1995, and $577,000 (or .85% of total loans) as of June 30, 1995. Total non-performing assets were $3.2 million (or 2.90% of total assets), compared to $2.1 million (or 1.86% of total assets) as of December 31, 1995, and $1.0 million (or .91% of total assets) as of June 30, 1995. During the six and three months ended June 30, 1996, the provision for credit losses was $456,000 and $364,000, respectively, compared to $150,000 and $83,000 during the six and three months ended June 30, 1995, or respective increases of 203.85% and 340.83%. As of June 30, 1996 and December 31, 1995, the allowance for credit losses was 2.45% and 1.67%, respectively, of total loans receivable, and was 57.98% and 66.17%, respectively, of non-performing loans. See "-- Financial Condition -- Classification of Assets."

Increases in Non-Interest Expenses

     During the six and three months ended June 30, 1996, the Company also experienced increases in non-interest expenses. See "-- Results of Operations -- Non-Interest Expenses."

Change in Business Strategy

     The Company previously announced that it intends to assess opportunities for possible growth through additional business combinations with other community banks or thrifts located in Florida, particularly in the Central Florida area. As a result of the increase in the Company's non-performing assets and provisions for credit losses and the decrease in earnings during the recent periods, and the termination of the First Mercantile Merger and the Prime Bank Merger, the Company does not expect to pursue growth through additional business combinations at the present time.

Changes in Executive Officers

     Charles E. Harris resigned as a director and Chairman of the Board and Chief Executive Officer of FCB effective July 15, 1996. David Carleton Hall will be leaving his position as Senior Vice President and Chief Financial Officer of FCB effective August 31, 1996. Messrs. Harris and Hall both joined FCB to assist in implementing its business strategy of combining with other community banks in Florida, and their departure is primarily related to the termination of the First Mercantile Merger and the Prime Bank Merger and the change in the Company's business strategy described above. On July 15, 1996, Robert W. Stickler, who also serves as Vice Chairman of FCB, was elected Chief Executive Officer of FCB. The Board of Directors of FCB has begun discussing the election of a Chairman of the Board and intends to hold an election by September 30, 1996.


GENERAL

     The Company's results of operations are primarily dependent upon the results of operations of First Commerce/Polk County. First Commerce/Polk County conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). First Commerce/Polk County's profitability depends primarily on net interest income, which is the excess of interest income generated from interest-earning assets (i.e., loans, investments and federal funds sold) over interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon First Commerce/Polk County's interest-rate spread which is the excess of average yield earned on its interest-earning assets over the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest-rate spread is impacted by interest rates and the amounts of deposits and loans. Additionally, First Commerce/Polk County's profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and income from the sale of loans and investment securities. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, professional fees, data processing costs, deposit insurance premiums paid to the FDIC, and other operating expenses.

     Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at June 30, 1996 and December 31, 1995, and the results of operations of the Company for the six and three months ended June 30, 1996 and 1995. This discussion should be read in conjunction with the unaudited consolidated financial statements and related unaudited footnotes of the Company presented elsewhere herein.

LIQUIDITY

FCB

     FCB is a legal business entity separate and distinct from First Commerce/Polk County. FCB's principal source of cash flow during 1996 and 1995 was the sale of the FSB/Osceola stock on May 1, 1995 for $1.8 million in cash and interest income on its portfolio of loans purchased from FSB/Osceola and cash on deposit ($1.6 million and $2.0 million as of June 30, 1996 and December 31, 1995, respectively) with First Commerce/Polk County, which totaled $60,000 during the six months ended June 30, 1996. Possible future sources of cash flow for FCB include dividends or management fees from First Commerce/Polk County. However, there are various statutory limitations on the ability of First Commerce/Polk County to pay dividends, extend credit, or otherwise supply funds to FCB. The FDIC and the Florida Department of Banking and Finance ("Florida Department") also have the general authority to limit the dividends paid by insured banks and bank holding companies. FCB has not paid any cash dividends to its shareholders.

     During the six months ended June 30, 1996, the Company's cash and cash equivalents decreased $509,000, to $9.9 million as of June 30, 1996 from $10.4 million as of December 31, 1995. During the six months ended June 30, 1996, investing activities provided $3.0 million of cash, and financing activities used $4.4 million of cash. The Company's total assets decreased $4.5 million from December 31, 1995 to June 30, 1996. This decrease was primarily attributable to the $2.5 million decrease in the investment portfolio, the $1.4 million decrease in loans and the $5.1 million decrease in First Commerce/Polk County's time deposits. Since the FSB/CBC Merger, First Commerce/Polk County has reduced the interest rates it offers on time deposits resulting in a decrease in time deposits. First Commerce/Polk County has primarily used the proceeds from maturing investment securities to fund these deposit outflows.

First Commerce/Polk County

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, First Commerce/Polk County's cash flows are generated from interest and fee income, as well as from loan repayments and the maturity of investment securities held-to-maturity. In addition to cash and due from banks, First Commerce/Polk County considers all investment securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment and the asset/liability mix within the balance sheet. As of June 30, 1996 and December 31, 1995, First Commerce/Polk County had commitments to originate loans totaling $9.0 million and $7.5 million, respectively. In addition, scheduled maturities of certificates of deposit during the year following June 30, 1996 and December 31, 1995 totaled $28.6 million and $35.1 million, respectively. Management believes that First Commerce/Polk County has adequate resources to fund all its commitments, and, if so desired, that First Commerce/Polk County can adjust the interest rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

     A state-chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its transaction deposit accounts and 8% of its non-transaction deposit accounts. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable investment securities as determined by the rules of the Florida Department, such as federal funds sold and United States securities or obligations guaranteed by the United States. As of June 30, 1996 and December 31, 1995, First Commerce/Polk County had a liquidity ratio of 34.60% and 31.35%, respectively.


CAPITAL RESOURCES

     FCB's total stockholders' equity was $10.47 million and $10.52 million as of June 30, 1996 and December 31, 1995, respectively, or a decrease of $51,000. This decrease was the result primarily of net income during the six months ended June 30, 1996 of $87,000 less the $138,000 change in the unrealized securities gains (losses) from December 31, 1995 to June 30, 1996. FCB's total stockholders' equity was 9.64% and 9.30% of total assets as of June 30, 1996 and December 31, 1995, respectively. First Commerce/Polk County's total stockholders' equity was $8.46 million and $8.45 million as of June 30, 1996 and December 31, 1995, respectively, or an increase of $10,000. This increase was the result primarily of First Commerce/Polk County's net income during the six months ended June 30, 1996 of $149,000 less the $139,000 change in the unrealized securities gains (losses) from December 31, 1995 to June 30, 1996.

     The federal banking regulatory authorities have adopted certain "prompt corrective action" rules with respect to depository institutions. The rules establish five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. As of June 30, 1996 and December 31, 1995, First Commerce/Polk County met the capital ratios of a "well capitalized" financial institution with a total risk-based capital ratio of 12.60% and 11.39%, a Tier 1 risk-based capital ratio of 10.52% and 10.17%, and a Tier 1 leverage ratio of 7.73% and 7.44%, respectively. Depository institutions which fall below the "adequately capitalized" category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as "significantly undercapitalized" and, if the institution is "critically undercapitalized," the banking regulatory agencies have the right to appoint a receiver or conservator.

     The current Federal bank regulatory guidelines require all bank holding companies and federally-regulated banks to maintain a risk-based total capital ratio equal to 8.00%, of which at least 4.00% must be Tier 1 capital. As of June 30, 1996 and December 31, 1995, FCB's Tier 1 capital ratio was 12.91% and 12.72%, respectively, and total capital ratio was 15.03% and 13.94%, respectively.

     In accordance with risk capital guidelines issued by the FDIC, First Commerce/Polk County is required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, the FDIC requires banks to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to total assets. The leverage-capital ratio ranges from 3% to 5% based on the bank's rating under the regulatory rating system. The required leverage-capital ratio for First Commerce/Polk County at June 30, 1996 and December 31, 1995 was 4%. The following table summarizes the regulatory capital levels and ratios for First Commerce/Polk County:


                                                                                ACTUAL   REGULATORY
                                                                                RATIOS  REQUIREMENT
                                                                               ------  -----------
AT JUNE 30, 1996:
Total capital to risk-weighted assets....................                       12.60%        8.00%
Tier I capital to risk-weighted assets...................                       10.52%        4.00%
Tier I capital to total assets - leverage ratio..........                        7.73%        4.00%

AT DECEMBER 31, 1995:
Total capital to risk-weighted assets....................                       11.39%        8.00%
Tier I capital to risk-weighted assets...................                       10.17%        4.00%
Tier I capital to total assets - leverage ratio                                  7.44%        4.00%

RESULTS OF OPERATIONS

General

     The Company's net income was $87,000, or $.05 per share, for the six months ended June 30, 1996, as compared to $770,000, or $.46 per share, for the six months ended June 30, 1995, or a decrease of $683,000 or 88.70%. The Company's income before taxes on income and minority interest was $108,000 for the six months ended June 30, 1996, as compared to $1,286,000 for the six months ended June 30, 1995, or a decrease of $1,178,000 or 91.57%. For the six months ended June 30, 1996 and 1995, certain of the significant transactions affecting income before taxes on income and minority interest were as follows:

                                                                               INCREASE
                                                                              (DECREASE)
                                                                               TO 1996
                                                                                 FROM
                                                                  1996  1995     1995
                                                                  ----  ----     ----
                                                                    (In thousands)
Provision for credit losses excluding
FSB/Osceola's provision for credit losses.........                $456  $124     $ 332
                                                                  ====  ====     =====

Gain on sale of stock in FSB/Osceola..............                $---  $564     $(564)
                                                                  ====  ====     =====


     The Company's net loss was $155,000, or $(.10) per share, for the three months ended June 30, 1996, as compared to net income of $513,000, or $.31 per share, for the three months ended June 30, 1995, or a decrease of $668,000 or 130.11%. The Company's loss before taxes on income and minority interest was $231,000 for the three months ended June 30, 1996, as compared to income before taxes on income and minority interest of $830,000 for the three months ended
June 30, 1995, or a decrease of $1,061,000 or 127.89%.   For the three months
ended June 30, 1996 and 1995, certain of the significant transactions affecting income before taxes on income and minority interest were as follows:




                                                                                INCREASE
                                                                               (DECREASE)
                                                                                TO 1996
                                                                                  FROM
                                                                  1996  1995      1995
                                                                  ----  ----      -----
                                                                      (In thousands)
Provision for credit losses excluding
FSB/Osceola's provision for credit losses.........                $364    $ 69    $ 295
                                                                  ====    ====    =====

Gain on sale of stock in FSB/Osceola..............                $---    $564    $(564)
                                                                  ====    ====    =====


     The Company's earnings have been adversely affected by the increase of non-performing assets to $3.2 million as of June 30, 1996 from $2.1 million as of December 31, 1995, resulting in an increase in the provision for credit losses, legal expenses, other real estate owned expenses and an increase in interest income foregone. For a discussion of the increase in the provision for credit losses, see "--Provision for Credit Losses," "--Financial Condition--Classification of Assets," and "--Financial Condition--Allowance for
Credit Losses."   As of June 30, 1996 and December 31, 1995, non-accrual loans totaled $2.9 million and $1.6 million, respectively. For the six and three months ended June 30, 1996 and 1995, interest income that would have been recorded under the original terms of non-accrual loans and the interest income actually recognized were as follows:


                                                                     1996        1995
                                                                 -----------  ----------
                                                                  SIX  THREE  SIX  THREE
                                                                 ----  -----  ---  -----
                                                                      (In thousands)
Interest income under the original terms...............          $186  $ 103  $28  $ $11
Interest income actually recognized....................           165     86   18     11
                                                                 ----  -----  ---  -----
Interest income foregone...............................          $ 21  $  17  $10  $  --
                                                                 ====  =====  ===  =====

     For a discussion of the sale of FSB/Osceola, see "--Recent Developments" and "--Sale of FSB/Osceola." During the four months ended April 30, 1995, FSB/Osceola had a net loss of $56,000 including a realized $110,000 loss on the sale of investment securities sold in conjunction with the sale of FSB/Osceola. During the six and three months ended June 30, 1996, FCB had the use of the $1.8 million proceeds from the sale of FSB/Osceola stock. Assuming that the interest income earned on these proceeds was at FCB's weighted average yield on federal funds sold, interest income was benefited by approximately $48,000 and $24,000, respectively. In addition, during the year ended March 31, 1996, the Company purchased from FSB/Osceola $6.5 million of loans. Assuming that the interest yield on these loans during the six and three months ended June 30, 1996 was equal to their actual yield during the first four months of 1995 and that the Company used to purchase these loans federal funds sold at their weighted average yield, interest income was benefited by approximately $120,000 and $60,000, respectively. These amounts are not reflected in the above tables.

     During the six and three months ended June 30, 1996, the Company charged to expense $84,000 and $65,000, respectively, of costs related to the FSB/CBC Merger, First Mercantile Merger and Prime Bank Merger, as compared to $125,000 and $73,000 during the six and three months ended June 30, 1995. See "--Other Expenses."

     For the six and three months ended June 30, 1996 and 1995, selected ratios were as follows:



                                                                           1996                   1995
                                                                       -----------------------------------
                                                                        SIX   THREE          SIX     THREE
                                                                       -----  -----          ---     -----
Average equity as a percentage
  of average assets...................................                 9.53%   9.63%        8.23%     8.65%
Return (Loss) on average assets.......................                  .16%   (.56%)       1.27%     1.75%
Return (Loss) on average equity ......................                 1.64%  (5.79%)      15.44%    20.26%
Non-interest expense to average assets................                 4.71%   5.18%        4.10%     3.99%

   For the six months ended June 30, 1996 and 1995, the Company's (i) interest income from interest-earning assets and the resultant average yield; (ii) interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) net interest spread; and (v) net interest margin were as follows:



                                                               1996                          1995
                                                    ------------------------   -----------------------------------
                                                                      AVERAGE                             AVERAGE
                                                    AVERAGE            YIELD/     AVERAGE                  YIELD/
                                                    BALANCE  INTEREST   RATE      BALANCE   INTEREST        RATE
                                                    -------  -------- -------     -------   --------      --------
ASSETS:                                                               (Dollars in thousands)
Interest-earning assets:
   Loans receivable:(1)
       Commercial...........................      $ 19,591   $1,063   10.91%     $ 24,537    $1,310         10.68%
       Real estate-construction.............         2,768      133    9.67         3,193       177         11.07
       Real estate-mortgage(2)..............        43,834    2,272   10.43        37,951     2,001         10.54
       Consumer and other...................         4,676      248   10.66         6,565       339         10.35
                                                  --------    -----   -----      --------    ------         -----
   Total loans, net of unearned income......        70,869    3,716   10.54        72,246     3,827         10.59
   Investments - taxable....................        26,152      666    5.09        26,125       787          6.03
   Investments - tax free(3)................         1,056       53   10.03         1,170        57          9.61
   Federal funds sold.......................         5,850      150    5.17        12,344       373          6.04
                                                  --------    -----   -----      --------    ------         -----
       Total interest-earning assets........       103,927    4,585    8.87       111,885     5,044          9.02
                                                              -----   -----                  ------         -----
Cash and due from banks.....................         4,543                          5,280
Allowance for credit losses.................        (1,280)                          (913)
Other non-earning assets....................         4,169                          4,874
                                                  --------                       --------
 Total assets...............................      $111,359                       $121,126
                                                  ========                       ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   NOW accounts.............................      $ 14,300      162    2.27      $ 15,113       172          2.28
   Money market.............................         6,314       96    3.06         7,240       106          2.94
   Savings..................................         8,004       90    2.25         9,254       111          2.40
   Time deposits under $100,000.............        47,028    1,289    5.51        49,226     1,326          5.39
   Time deposits $100,000 and over..........         7,284      209    5.78        12,126       329          5.42
                                                  ---------  ------   -----       -------    ------         -----
   Total interest-bearing liabilities.......        82,930    1,846    4.48        92,959     2,044          4.40
                                                             ------   -----                  ------         -----
Demand deposits.............................        17,309                         17,234
Other liabilities and minority interest                509                            960
Stockholders' equity........................        10,611                          9,973
                                                  --------                        -------
Total liabilities and stockholders' equity..      $111,359                       $121,126
                                                  ========                       ========

SPREAD AND INTEREST DIFFERENTIAL:
Net interest income.........................                 $2,739                           $3,000
                                                              =====                           ======
Interest-rate spread(4).....................                             4.39%                               4.62%
                                                                         ====                               =====
Net interest margin(5)......................                             5.30%                               5.36%
                                                                         ====                               =====
Excess of total interest-earning assets
   over total interest-bearing liabilities..      $ 20,997                       $ 18,926
                                                  ========                       ========


- - ---------------------------
(1)    Includes loans on non-accrual status.
(2) Interest income on mortgage loans included loan fees recognized as income of $149,000 and $107,000 during the six months ended June 30, 1996 and 1995, respectively.
(3) Yields on tax-free investments are computed on a tax equivalent basis using a 37.3% effective income tax rate.
(4) Interest-rate spread represents the excess of the average yield on interest-earning assets over the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

   For the three months ended June 30, 1996 and 1995, the Company's (i) interest income from interest-earning assets and the resultant average yield;
(ii) interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) net interest spread; and (v) net interest margin were as follows:



                                                      1996                                   1995
                                           -----------------------------       ----------------------------------
                                                                AVERAGE                                   AVERAGE
                                           AVERAGE               YIELD/        AVERAGE                    YIELD/
                                           BALANCE   INTEREST     RATE         BALANCE     INTEREST        RATE
                                           -------   --------   --------       -------     --------      --------
ASSETS:                                                         (Dollars in thousands)
Interest-earning assets:
   Loans receivable:(1)
       Commercial......................      $ 18,755   $  438     9.39%       $ 24,096     $   649      10.77%
       Real estate-construction........         3,004       72     9.67           3,208          96      11.99
       Real estate-mortgage(2).........        44,293    1,198    10.87          36,795         977      10.62
       Consumer and other..............         4,880      134    11.07           5,760         153      10.63
                                             --------   ------    -----        --------     -------      -----
   Total loans, net of unearned income.        70,932    1,842    10.44          69,859       1,875      10.74
   Investments - taxable...............        26,372      320     4.85          26,613         414       6.22
   Investments - tax free(3)
                       ................         1,055       26    10.00           1,118          27       9.59
   Federal funds sold..................         5,126       66     5.20          12,559         197       6.29
                                             --------   ------    -----        --------     -------      -----
       Total interest-earning assets...       103,485    2,254     8.76         110,149       2,513       9.13
                                                        ------    -----                     -------      -----
Cash and due from banks................         4,534                             5,479
Allowance for credit losses............        (1,330)                             (950)
Other non-earning assets...............         4,293                             4,677
                                             --------                          --------
Total assets...........................
                                             $110,982                          $119,355
                                             ========                          ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
   NOW accounts........................      $ 14,435       85     2.37        $ 14,926          92       2.46
   Money market........................         6,316       48     3.07           6,837          56       3.29
   Savings.............................         8,006       45     2.25           8,424          50       2.36
   Time deposits under $100,000........        46,465      630     5.45          49,234         704       5.72
   Time deposits $100,000 and over.....         6,613       93     5.63          12,250         176       5.77
                                             --------   ------    -----        --------     -------      -----
   Total interest-bearing liabilities..        81,835      901     4.43          91,671       1,078       4.70
                                                        ------    -----                     -------      -----
Demand deposits........................        17,942                            16,584
Other liabilities and minority interest           519                               775
Stockholders' equity...................        10,686                            10,325
                                             --------                          --------
Total liabilities and stockholders' equity   $110,982                          $119,355
                                             ========                          ========

SPREAD AND INTEREST DIFFERENTIAL:
Net interest  income...................                 $1,353                              $ 1,435
                                                        ======                              =======

Interest-rate spread(4)................                            4.33%                                  4.43%
                                                                  =====                                  =====

Net interest margin(5).................                            5.26%                                  5.21%
                                                                  =====                                  =====

Excess of total interest-earning assets
   over total interest-bearing liabilities
                                             $ 21,650                          $ 18,478
                                             ========                          ========

- - ---------------------------
(1)    Includes loans on non-accrual status.
(2) Interest income on mortgage loans included loan fees recognized as income of $87,000 and $69,000 during the three months ended June 30, 1996 and 1995, respectively.
(3) Yields on tax-free investments are computed on a tax equivalent basis using a 37.3% effective income tax rate.
(4) Interest-rate spread represents the excess of the average yield on interest-earning assets over the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

Net interest income

   Net interest income, which constitutes the principal source of income for the Company, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts ("NOW accounts"), savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

   The following table sets forth certain information regarding changes in the Company's interest income and interest expense during the six months ended June 30, 1996 as compared to the six months ended June 30, 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in interest rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).


                                                               INCREASE (DECREASE) DUE TO
                                                          -----------------------------------------
                                                                                   RATE/
                                                          RATE      VOLUME        VOLUME      TOTAL
                                                          ----      ------        ------      -----
INTEREST-EARNING ASSETS:
                                                                  (Dollars in thousands)
Loans receivable:
   Commercial....................................        $  28      $(263)        $(12)      $(247)
   Real estate construction......................          (22)       (23)           1         (44)
   Real estate mortgage..........................          (22)       308          (15)        271
   Consumer and other............................           10        (97)         ( 4)        (91)
                                                         -----      -----         ----       -----
   Total loans receivable........................           (6)       (75)         (30)       (111)
Investments - taxable............................         (123)         1            1        (121)
Investments - tax free(1)........................            2         (5)          (1)         (4)
Federal funds sold...............................          (53)      (195)          25        (223)
                                                         -----      -----         ----       -----
Total interest-earning assets....................         (180)      (274)         ( 5)       (459)
                                                         -----      -----         ----       -----

INTEREST-BEARING LIABILITIES:
Deposits:
   NOW accounts..................................           ---        (9)          (1)        (10)
   Money market..................................            4        (14)         ---         (10)
   Savings.......................................           (7)       (15)           1         (21)
   Time deposits under $100,000..................           31        (59)          (9)        (37)
   Time deposits $100,000 and over...............           21       (130)         (11)       (120)
                                                         -----      -----         ----       -----
Total interest-bearing liabilities...............           49       (227)         (20)       (198)
                                                         -----      -----         ----       -----

NET CHANGE IN NET INTEREST INCOME ...............        $(229)     $ (47)        $ 15       $(261)
                                                         =====      =====         ====       =====

- - --------------------------------
(1) Yields on tax-free investments are computed on a tax equivalent basis using a 37.3% effective income tax rate.

   The Company's net interest income was $2.7 million for the six months ended June 30, 1996 compared with $3.0 million for the six months ended June 30, 1995, or a decrease of $259,000 or 8.70%. This decline in net interest income resulted primarily from a decrease in the net interest margin, which reduced net interest income by $229,000, and a decrease in interest-earning assets and interest-bearing liabilities, which reduced net interest income by $47,000.
The 1.95% volume decrease during the six months ended June 30, 1996 from the six months ended June 30, 1995 in loan interest income was primarily attributable to the 1.91% decrease in average loans outstanding, and the 16.42% volume decrease in the total of interest income for investment securities and federal funds sold was primarily attributable to the 16.60% decrease in average investment securities and federal funds sold. For a discussion of the purchase of loans from FSB/Osceola, see "--Recent Developments" and "Sale of FSB/Osceola." The yield on the total of investments and federal funds sold decreased 85 basis points, primarily reflecting the 94 basis point decrease in the yield on the taxable investment securities and the 87 basis point decrease in federal funds interest rates during the six months ended June 30, 1996 from the six months ended June 30, 1995. Prepayment speeds on mortgage-backed securities tend to increase as interest rates decrease and tend to decrease as interest rates increase. In addition, the changes in prepayment speeds tend to lag behind the changes in interest rates. An increase in prepayment speeds accelerates the amortization of premiums on mortgage-backed securities which reduces the effective yield on these investments. During the first three months of 1996, interest rates generally decreased and during the second quarter of 1996, interest rates generally increased. This resulted in an increase in prepayment speeds during the first quarter of 1996 which extended into the second quarter; however, near the end of the second quarter, the prepayment speeds slowed down. During the six months ended June 30, 1996, net premium amortization on investment securities was $138,000, with $51,000 being amortized in the first quarter of 1996 and $87,000 being amortized in the second quarter of 1996. The 11.11% volume decrease in interest expense during the six months ended June 30, 1996 from the six months ended June 30, 1995 in was primarily attributable to the
10.79% decrease in average interest-bearing liabilities.   The interest rates
paid on interest-bearing liabilities increased 8 basis points as First Commerce/Polk County paid higher interest rates primarily on time deposits subsequent to March 31, 1995. Since the FSB/CBC Merger, First Commerce/Polk
County has reduced the interest rates it offers on time deposits.   The overall
result was a decrease in the net interest margin to 5.30% during the six months ended June 30, 1996 from 5.36% during the six months ended June 30, 1995.

   The following table sets forth certain information regarding changes in the Company's interest income and interest expense during the three months ended June 30, 1996 as compared to the three months ended June 30, 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in interest rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

                                                                 INCREASE (DECREASE) DUE TO
                                                              -------------------------------------
                                                                                   RATE/
                                                               RATE    VOLUME     VOLUME      TOTAL
                                                               ----    ------     ------      -----
                                                                      (Dollars in thousands)
INTEREST-EARNING ASSETS:
Loans receivable:
   Commercial................................                 $(83)     $(143)      $15      $(211)
   Real estate construction..................                  (19)        (6)        1        (24)
   Real estate mortgage......................                   24        198        (1)       221
   Consumer and other........................                    6        (23)      ( 2)       (19)
                                                              ----       ----      ----       ----
   Total loans receivable....................                  (72)        26        13        (33)
Investments - taxable........................                  (91)        (4)        1        (94)
Investments - tax free(1)....................                    2         (2)       (1)        (1)
Federal funds sold...........................                  (34)      (116)       19       (131)
                                                              ----       ----      ----       ----
Total interest-earning assets................                 (195)       (96)       32       (259)
                                                              ----       ----      ----       ----

INTEREST-BEARING LIABILITIES:
Deposits:
   NOW accounts..............................                   (4)        (3)      ---         (7)
   Money market..............................                   (4)        (4)      ---         (8)
   Savings...................................                   (2)        (3)      ---         (5)
   Time deposits under $100,000..............                  (32)       (39)       (3)       (74)
   Time deposits $100,000 and over...........                   (4)       (81)        2        (83)
                                                              ----       ----      ----       ----
Total interest-bearing liabilities...........                  (46)      (130)      ( 1)      (177)
                                                              ----       ----      ----       ----

NET CHANGE IN NET INTEREST INCOME ...........                $(149)     $  34       $33       $(82)
                                                             =====       =====     =====      =====

- - --------------------------------
(1) Yields on tax-free investments are computed on a tax equivalent basis using a 37.3% effective income tax rate.

   The Company's net interest income was $1.3 million for the three months ended June 30, 1996 compared with $1.4 million for the three months ended June 30, 1995, or a decrease of $81,000 or 5.68%. This decline in net interest income resulted primarily from interest rate changes, which reduced net interest income by $149,000, partially offset with an increase in the excess of average interest-earning assets over interest-bearing liabilities, which increased net interest income by $34,000. The 1.36% volume increase during the three months ended June 30, 1996 from the three months ended June 30, 1995 in loan interest income was primarily attributable to the 1.54% increase in average loans outstanding, and the 19.03% volume decrease in the total of interest income for investment securities and federal funds sold was primarily attributable to the 19.20% decrease in average investment securities and federal funds sold. For a discussion of the purchase of loans from FSB/Osceola, see "--Recent Developments" and "Sale of FSB/Osceola." The yield on the total of investments and federal funds sold decreased 124 basis points, primarily reflecting the 137 basis point decrease in the yield on the taxable investment securities and the 108 basis point decrease in federal funds interest rates during the three months ended June 30, 1996 from the three months ended June 30, 1995. As noted in the above discussion on prepayment speeds of mortgage-backed securities, during the three months ended June 30, 1996, net premium amortization on investment securities was $87,000. The 12.05% volume decrease during the three months ended June 30, 1996 from the three months ended June 30, 1995 in interest expense was primarily attributable to the 10.73% decrease in average interest-bearing liabilities. The interest rates paid on interest-bearing liabilities decreased 28 basis points as First Commerce/Polk County reduced the interest rates it offers on time deposits
after the FSB/CBC Merger.   The overall result was an increase in the net
interest margin to 5.26% during the three months ended June 30, 1996 from 5.21% during the three months ended June 30, 1995.

Provision for Credit Losses

   The provision for credit losses is charged to earnings to bring the allowance for credit losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of non-performing loans, collateral, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. During the six and three months ended June 30, 1996, the provision for credit losses was $456,000 and $364,000, respectively, as compared to $150,000 and $83,000 during the six and three months ended June 30, 1995, or respective increases of $306,000 or 203.85%and $281,000 or 340.83%. These increased provisions for credit losses were primarily in recognition of an increase in non-performing loans to $3.0 million as of June 30, 1996 from $1.8 million as of December 31, 1995. As of June 30, 1996 and December 31, 1995, the allowance for credit losses was 2.45% and 1.67%, respectively, of total loans receivable, and was 57.98% and 66.17%, respectively, of non-performing loans. The decrease in the ratio of the allowance for credit losses to non-performing loans from December 31, 1995 to June 30, 1996 resulted from the $1.2 million increase in non-performing loans while the allowance for credit losses increased $538,000. For a discussion of the non-performing loans as of June 30, 1996, see "--Financial Condition--Classification of Assets." For a discussion of the allocation of the allowance for credit losses and net loan recoveries, see "--Financial Condition -- Allowance for Credit Losses."

Non-Interest Income

   Non-interest income is primarily composed of gains on sales of assets and service charges and fees. During the six and three months ended June 30, 1996, non-interest income was $466,000 and $227,000, respectively, as compared to $943,000 and $678,000 during the six and three months ended June 30, 1995, or respective decreases of $477,000 or 50.62% and $451,000 or 66.55%.

   The following two items were included in the 1995 non-interest income amounts presented in the prior paragraph. On May 1, 1995, FCB sold its stock ownership in FSB/Osceola and recognized a gain on sale of $564,000. The Company incurred a loss on sale of investments of $110,000 during the three months ended June 30, 1995 which resulted primarily from securities sold by FSB/Osceola.

   During the six and three months ended June 30, 1996, service charges and fees were $407,000 and $199,000, respectively, as compared to $472,000 and $221,000 during the six and three months ended June 30, 1995, or respective decreases of $65,000 or 13.88% and $22,000 or 10.09%. These decreases were primarily attributable to the May 1, 1995 sale of FSB/Osceola (which contributed $60,000 and $7,000 of service charges and fees to consolidated non-interest income during the six and three months ended June 30, 1995, respectively).

Non-Interest Expenses

   During the six and three months ended June 30, 1996, non-interest expenses were $2.6 million and $1.4 million, respectively, as compared to $2.5 million and $1.2 million during the six and three months ended June 30, 1995, or respective increases of $135,000 or 5.43% and $248,000 or 20.85%. The following sets forth additional information on certain other expense categories which had significant changes.

   Compensation and benefits increased $162,000 or 14.71% to $1.3 million during the six months ended June 30, 1996, from $1.1 million during the six months ended June 30, 1995, and increased $156,000 or 29.79% to $679,000 during the three months ended June 30, 1996 from $523,000 during the three months ended June 30, 1995. This increase was primarily due to an increase in the number of employees at First Commerce/Polk County and annual compensation and benefit increases for existing employees, offset by the decrease due to the May 1, 1995 sale of FSB/Osceola (which had compensation and benefits expense of $126,000 and $31,000 during the six and three months ended June 30, 1995, respectively). Excluding FSB/Osceola, the Company's compensation and benefits increased $288,000 or 29.46% to $1.3 million during the six months ended June 30, 1996, from $977,000 during the six months ended June 30, 1995, and increased $187,000 or 38.03% to $679,000 during the three months ended June 30, 1996, from $492,000 during the three months ended June 30, 1995. These increases were due to approximately $201,000 and $125,000 of additional compensation and benefits for existing employees during the six and three months ended June 30, 1996, respectively, and $87,000 and $62,000 for new employees during the six and three months ended June 30, 1996, respectively.

   Professional fees increased $65,000 or 35.14% to $248,000 during the six months ended June 30, 1996, from $183,000 during the six months ended June 30, 1995, and increased $99,000 or 112.99% to $188,000 during the three months ended June 30, 1996, from $89,000 during the three months ended June 30, 1995. The $65,000 increase during the six months ended June 30, 1996 resulted primarily from a $48,000 increase in accounting costs, a $46,000 increase in legal expenses and a $12,000 increase in consulting expenses, partially offset with a $41,000 decrease in merger costs related to the FSB/CBC Merger, First Mercantile Merger and Prime Bank Merger. The $99,000 increase during the three months ended June 30, 1996 resulted primarily from a $56,000 increase in accounting costs, a $42,000 increase in legal expenses and a $9,000 increase in consulting expenses, partially offset with a $8,000 decrease in merger costs related to the FSB/CBC Merger, First Mercantile Merger and Prime Bank Merger.

   Data processing expense increased $22,000 or 15.49% to $165,000 during the six months ended June 30, 1996, from $143,000 during the six months ended June 30, 1995, and increased $36,000 or 51.05% to $106,000 during the three months ended June 30, 1996, from $70,000 during the three months ended June 30, 1995. These increases were primarily attributable to the increased charges from the data processing service bureau.

   Stationery and supplies expense increased $35,000 or 69.68% to $86,000 during the six months ended June 30, 1996, from $51,000 during the six months ended June 30, 1995, and increased $20,000 or 66.64% to $48,000 during the three months ended June 30, 1996, from $28,000 during the three months ended June 30, 1995. These increases resulted primarily from the increase in stationery purchases. Anticipating the FSB/CBC Merger, during the six months ended June 30, 1995, FSB and CBC reduced stationery purchases in an endeavor to use up existing supplies before the FSB/CBC Merger.


   FDIC insurance expense was $18,000 and $9,000 during the six and three months ended June 30, 1996, respectively, as compared to $117,000 and $56,000 during the six and three months ended June 30, 1995, or respective decreases of $99,000 or 84.65% and $47,000 or 83.80%. These decreases resulted primarily from the FDIC's reduction in insurance premiums and the inclusion in the six and three months ended June 30, 1995 of $12,000 and $3,000, respectively, of FSB/Osceola's FDIC insurance premiums while none was included in the same periods during 1996. The FDIC insurance premiums during 1996 resulted primarily from FDIC insurance on First Commerce/Polk County's Oakar deposits.

   Other expenses were $280,000 and $117,000 during the six and three months ended June 30, 1996, respectively, as compared to $342,000 and $170,000 during the six and three months ended June 30, 1995, or respective decreases of $62,000 or 18.03% and $53,000 or 31.46%. These decreases were primarily attributable to the May 1, 1995 sale of FSB/Osceola (which contributed $42,000 and $14,000 of other expenses to consolidated other expenses during the six and three months ended June 30, 1995, respectively). Excluding FSB/Osceola, First Commerce/Polk County's other expenses were $280,000 and $117,000 during the six and three months ended June 30, 1996, respectively, as compared to $300,000 and $156,000 during the six and three months ended June 30, 1995, or respective decreases of $20,000 or 6.70% and $39,000 or 25.26%. These decreases resulted primarily from decreased intangible tax expense and blanket bond insurance expense.

Taxes on Income

   During the six and three months ended June 30, 1996, the Company recorded taxes (tax benefit) on income of $30,000 and $(76,000), respectively, reflecting effective income tax rates of 27.92% and 33.10%, as compared to $513,000 and $314,000 during the six and three months ended June 30, 1995, respectively, reflecting effective income tax rates of 39.93% and 37.84%.
These decreases in the effective income tax rates were primarily due to: (i) the decrease in merger costs which are not tax deductible; (ii) the increase in the credit against Florida income taxes for prior year's Florida intangible taxes; and (iii) the increase in income on the cash surrender value of officers' life insurance which is tax free. In addition, the effective income tax rate was reduced by the benefit of tax-free interest income on certain investment securities. During the six and three months ended June 30, 1996, the effective income tax rate was below statutory tax rates primarily due to the credit against Florida income taxes for prior year's Florida intangible taxes, the tax-free income on the cash surrender value of officers' life insurance and the tax-free interest income on certain investment securities. During the six and three months ended June 30, 1995, the effective income tax rate was above statutory tax rates primarily due to the merger costs.

SALE OF FSB/OSCEOLA

   On May 1, 1995, FCB sold its 80% ownership interest in FSB/Osceola to certain unaffiliated individuals for $1.8 million in cash As of April 30, 1995, FSB/Osceola had total assets of $16.4 million, total liabilities of $14.8 million, and stockholders' equity of $1.6 million and were as follows:

                                                                (IN THOUSANDS)
ASSETS
Cash and federal funds sold......................                     $ 6,600
Investment security..............................                          94
Loans receivable, net of allowance
   for credit losses of $119.....................                       8,712
Accrued interest receivable......................                          49
Other real estate owned..........................                          86
Property and equipment, net......................                         806
Other assets.....................................                          99
                                                                      -------
Total assets.....................................                     $16,446
                                                                      =======

LIABILITIES
Deposits:
   Demand deposits...............................                     $ 2,716
   NOW accounts..................................                       1,115
   Money market accounts.........................                       1,268
   Savings deposits..............................                       2,462
   Time deposits.................................                       6,847
                                                                      -------
   Total deposits................................                      14,408
Other liabilities................................                         437
STOCKHOLDERS' EQUITY (including minority interest)                      1,601
                                                                      -------
Total liabilities and stockholders' equity.......                     $16,446
                                                                      =======

   FCB and First Commerce/Polk County agreed to purchase the FSB/Osceola loan portfolio for the remaining unpaid principal balance of the loans less any related allowance for credit losses, during the 12-month period following the sale of FSB/Osceola. Of the $8.7 million loan portfolio owned by FSB/Osceola at April 30, 1995, $4.6 million was purchased during 1995 ($4.4 million by First Commerce/Polk County and $269,000 by FCB) and $1.9 million was purchased during January 1996 ($1.4 million by First Commerce/Polk County and $450,000 by
FCB). Due to applicable banking laws, First Commerce/Polk County could not acquire any of the $719,000 of classified loans and assets of FSB/Osceola; accordingly, FCB purchased these loans and assets. As of June 30, 1996 and December 31, 1995, the Company's loans receivable included the following loans purchased from FSB/Osceola:

                                                               1996      1995
                                                               ----      ----
                                                              (In thousands)
   Commercial...................................             $  274   $   171
   Real estate construction.....................                102        42
   Commercial real estate.......................                771     1,092
   Residential mortgage.........................              2,580     2,393
   Consumer and other...........................                838       319
                                                             ------    ------
   Total loans receivable.......................              4,565     4,017

   Less: Allowance for credit losses............              (144)      (119)
                                                              ----     ------
   Loans receivable, net........................             $4,421    $3,898
                                                             ======    ======

ASSET/LIABILITY MANAGEMENT

   A principal objective of the Company's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of First Commerce/Polk County's Asset and Liability Committee (the "ALCO Committee") which establishes policies and monitors results to control interest rate sensitivity.

   Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses computer models prepared by a third party to measure the First Commerce/Polk County's interest-rate sensitivity. The data used in these computer models is obtained from the First Commerce/Polk County's loan and deposit trial balances and detail of the investment portfolio. This data includes totals of major loan, investment and deposit categories segregated by fixed- and variable-interest rate products, by weighted-average interest rate and by maturity. These computer models prepare reports detailing expected future net interest income and the expected impact on future net interest income given various interest-rate scenarios assuming certain correlations between the weighted-average interest rates of each major loan and deposit categories and assumed market interest rates, as well as yields on the reinvestment of maturing loans and investments and the cost of rolled over deposits. From these reports, the ALCO Committee reviews the estimated net interest income effect of various interest-rate scenarios. As of June 30, 1996, the computer model used three base interest-rate scenarios. The first scenario assumed that interest rates remained constant, the second scenario assumed that interest rates would increase based on a 200 basis point increase in the prime interest rate for loans, and the third scenario assumed that interest rates would decrease based on a 200 basis point decrease in the prime interest rate for loans. The amount of increases and decreases in interest rate changes in the second and third scenarios were assumed to be the same. The yield on one year U. S. Treasury securities was assumed to change 214 basis points, the yield on federal funds sold was assumed to change 221 basis points, the cost of new time deposits was assumed to change 125 basis points, and the cost of NOW, money market and savings accounts was assumed to change 125 basis points. With these assumptions, First Commerce/Polk County's net interest income under the second interest rate scenario as compared to the first interest rate scenario was projected to increase by 10.78% for the year ended June 30, 1997, and under the third interest rate scenario as compared to the first interest rate scenario was projected to decrease 11.83% for the year ended June 30, 1997.

   As a part of the Company's interest-rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest-rate sensitive" and monitors the First Commerce/Polk County's interest- rate sensitivity "gap." An asset or liability is considered to be interest-rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest-rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. In addition, any premiums on mortgage-backed securities are amortized to interest income based on the estimated remaining life of the related securities. Management periodically reviews the remaining estimated life of mortgage-backed securities, and adjusts the amortization of the premiums accordingly, in light of changes in market interest rates and other factors affecting prepayment rates on the underlying mortgages. Acceleration of the amortization of premiums on mortgage-backed securities reduces the effective yield on these investments and, accordingly, adversely affects net interest income. As of June 30, 1996 and December 31, 1995, the remaining unamortized premiums on mortgage-backed securities totaled $441,000 and $571,000, respectively. See "-- Financial Condition--Investment Securities."

   The ALCO Committee's policy is to maintain a cumulative one-year gap which falls in the range of (20%) to 20% of total assets. As of June 30, 1996 and December 31, 1995, the Company's cumulative one-year gap was a positive 10.91% and 10.47%, respectively, of total assets, Management attempts to conform to this policy by managing the maturity distribution of its investment portfolio and emphasizing originations and purchase of adjustable-interest rate loans, and by managing the product mix and maturity of its deposit accounts.

   A simple interest rate "gap" analysis by itself may not be an accurate indicator of how net interest income will be affected by changes in interest rates. Accordingly, the ALCO Committee also evaluates how the repayment of particular assets and liabilities is impacted by changes in interest rates. Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by changes in interest rates. In addition, the magnitude and duration of changes in interest rates may have a significant impact on net interest income. For example, although certain assets and liabilities may have similar maturities or period of repricing, they may react in different degrees to changes in market interest rates. Interest rates on certain types of assets and liabilities fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag behind changes in general market rates. In addition, certain assets, such as adjustable-interest rate mortgage loans, have features (generally referred to as "interest rate caps") which limit changes in interest rates on a short-term basis and over the life of the asset. In the event of a change in interest rates, prepayments (on loans and mortgage-backed securities) and early withdrawal (of deposit accounts) levels also could deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debts also may decrease in the event of an interest rate increase.

   Management's strategy is to maintain a relatively balanced interest-rate risk position to protect its net interest margin from market fluctuations. To this end, the ALCO Committee reviews, on a quarterly basis, the maturity and repricing of assets and liabilities.

   Management believes that the type and amount of First Commerce/Polk County's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on First Commerce/Polk County's net interest income. First Commerce/Polk County seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. First Commerce/Polk County's non-interest bearing demand deposits, NOW accounts, money market, and savings accounts were 46.34% and 43.69% of total deposits at June 30, 1996 and December 31, 1995, respectively. Management anticipates that these accounts will continue to comprise a significant portion of First Commerce/Polk County's total deposit base. First Commerce/Polk County also maintains a relatively large portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At June 30, 1996 and December 31, 1995, First Commerce/Polk County's liquidity ratios were 34.60% and 31.35%, respectively. The Company also maintains a "floor," or minimum rate, on certain of its floating or prime based loans. These floors allow the Company to continue to earn a higher rate when the floating rate falls below the established floor rate.

FINANCIAL CONDITION

Lending Activities

   A significant source of the Company's income is the interest earned on its loan portfolio. At June 30, 1996, the Company's total assets were $108.6 million and its loans receivable, net were $68.9 million or 63.39% of total assets. At December 31, 1995, FCB's total assets were $113.1 million and its loans receivable, net were $70.3 million or 62.14% of total assets. The decrease in total loans receivable to June 30, 1996 from December 31, 1995 was $874,000 or 1.22%. For the six months ended June 30, 1996 and 1995, the net change in total loans receivable was approximately as follows:

                                                             1996      1995
                                                           --------  --------
                                                            (In thousands)
Balance at beginning of period.................            $71,684    $73,841
Loan originations..............................             18,128     15,601
Loan repayments................................            (20,675)   (14,801)
Sale of FSB/Osceola loans......................               ---      (8,850)
Purchase of FSB/Osceola loans..................              1,851      2,331
Loans charged-off..............................               (116)       (34)
Transfers to other real estate owned...........                (62)       (48)
                                                          --------    -------

Balance at end of period.......................            $70,810    $68,040
                                                           =======    =======

   Although loan originations increased to $18.1 million during the six months ended June 30, 1996 from $15.6 million during the six months ended June 30, 1995, loan originations during the six months ended December 31, 1995 were $22.9 million. The decrease in loan originations during the six months ended June 30, 1996 as compared to the last six months of 1995 was primarily due to the emphasis placed by First Commerce/Polk County's management on completing the proposed First Mercantile Merger and Prime Bank Merger and managing the increase in non-performing assets rather than soliciting new loans. Loan repayments increased to $20.7 million during the six months ended June 30, 1996 from $14.8 million during the six months ended June 30, 1995 and decreased slightly from $21.2 million during the six months ended December 31, 1995. This increase to the six months ended June 30, 1996 from the six months ended June 30, 1995 was primarily due to an increase in customers paying-off their loans or paying down their lines of credit. For additional information on the FSB/Osceola loans, see "-- Sale of FSB/Osceola."

   As of June 30, 1996 and December 31, 1995, the composition of the Company's loan portfolio was as follows:




                                                                   1996                 1995
                                                           ------------------   -------------------
                                                                       % OF                  % OF
                                                            AMOUNT    TOTAL      AMOUNT     TOTAL
                                                           -------- ---------   --------  ---------
                                                                  (Dollars in thousands)
Commercial .............................                    $14,454    20.41%     $19,888    27.74%
Real estate construction................                      2,179     3.08        4,163     5.81
Commercial real estate .................                     31,890    45.04       24,633    34.36
Residential mortgage....................                     15,757    22.25       14,788    20.63
Consumer and other......................                      6,530     9.22        8,212    11.46
                                                            -------   ------      -------   ------
Total loans receivable..................                     70,810   100.00%      71,684   100.00%
                                                                      ======                ======
Less:
Unearned income and fees................                       (220)                 (224)
Allowance for credit losses.............                     (1,733)    2.45%      (1,195)    1.67%
                                                            -------   ======      -------   ======

Loans receivable, net...................                    $68,857               $70,265
                                                            =======               =======

Asset Quality

   Management seeks to maintain quality assets through sound underwriting and sound lending practices. The largest category of loans in the Company's loan portfolio is collateralized by commercial real estate mortgages. As of June 30, 1996 and December 31, 1995, 45.04%, and 34.36%, respectively, of the total loan portfolio were collateralized by this type of property. The level of delinquent loans and other real estate owned also is relevant to the credit quality of a loan portfolio. As of June 30, 1996, total non-performing assets were $3.2 million or 2.90% of total assets, compared to $2.1 million or 1.86% as of December 31, 1995.

   Commercial loans typically are underwritten on the basis of the borrower's ability to make repayment from the cash flow of his business and generally are collateralized by business assets, such as accounts receivable, equipment and inventory. Commercial loans generally are made in amounts up to 75% of the lower of cost or value of the assets collateralizing the loan and are made where the cash flow from the business exceeds 150% of the business' debt service. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial loans also entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

   First Commerce/Polk County originates residential construction loans primarily to borrower-owned or selected local builders with whom management is familiar to build single-family dwellings in First Commerce/Polk County's primary market areas on both a pre-sold and speculative basis. Advances are generally made in amounts up to 80% of the lower of the contract amount or the appraised value. Loans for the construction of borrower-owned, single-family dwellings are usually originated in connection with the permanent loan on the property and have construction terms of up to nine months ("construction-permanent loans"). The permanent loan could either be a take-out commitment from another financial institution or permanent financing with First Commerce/Polk County. Speculative loans to builders are primarily originated with no committed end-buyer for the single-family residential property being constructed. The term of this type of loan is generally one year with interest-only payments due during such time, after which the loan should be converted to an amortizing loan. First Commerce/Polk County does not have a policy with respect to the number of speculative loans it will extend to one builder. Instead, First Commerce/Polk County reviews the historical relationship with such builder and present market conditions. Advances to individuals and builders are made on a percentage of completion basis consisting of as many as five draws. Prior to making a commitment to fund a construction loan, an appraisal of the property by a state certified appraiser must be obtained along with a feasibility study of the proposed project. A loan officer specifically designated for such purpose or an outside professional inspector also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, First Commerce/Polk County may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, First Commerce/Polk County may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

   The commercial real estate mortgage loans in the Company's portfolio consist of fixed- and adjustable-interest rate loans which were originated at prevailing market interest rates. First Commerce/Polk County's policy has been to originate commercial real estate mortgage loans predominantly in its primary market area, except for those loans purchased from FSB/Osceola. Commercial real estate mortgage loans are generally made in amounts up to 75% of the appraised value of the property collateralizing the loan and entail significant additional risks compared to residential mortgage loans. In making commercial real estate loans, First Commerce/Polk County primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the collateral and First Commerce/Polk County's lending experience with the borrower.

   Residential mortgage loans generally are made on the basis of the borrower's ability to make repayment from his employment and other income and are collateralized by real property whose value tends to be more readily ascertainable. Residential mortgage loans are generally made in amounts up to 80% of the appraised value of the property collateralizing the loan.

   Consumer loans generally are made on the basis of the borrower's ability to make repayments from his employment and other income and are collateralized by automobiles, trucks and recreational equipment/vehicles whose value tends to depreciate over time. Consumer loans are generally made in amounts up to 80% of the lower of the purchase price or the value of the asset collateralizing the loan and for terms up to 60 months.

   From time to time, First Commerce/Polk County will originate loans on an unsecured basis. As of June 30, 1996 and December 31, 1995, unsecured loans totaled $4.4 million and $5.3 million, respectively.

   Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. First Commerce/Polk County, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of June 30, 1996 and December 31, 1995, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 70.37% and 60.80%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

Classification of Assets

   Generally, interest on loans accrues and is credited to income based upon the principal balance outstanding. It is management's policy to discontinue the accrual of interest income and classify a loan on non-accrual status when principal or interest is past due 90 days or more unless, in the determination of management, the principal and interest on the loan are well collateralized and in the process of collection, or when in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Consumer installment loans are generally charged-off after 90 days of delinquency unless adequately collateralized and in the process of collection. Loans are not returned to accrual status until principal and interest payments are brought current and future payments appear reasonably certain. Interest accrued and unpaid at the time a loan is placed on non-accrual status is charged against interest income.

   Real estate acquired by the Company as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO"). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense.

         As of June 30, 1996 and December 31, 1995, loans on non-accrual status and other real estate owned, the ratio of such loans and real estate owned to total assets, and certain other related information was as follows:


                                                                   1996                       1995
                                                            --------------------      ---------------------
                                                                          % OF         % OF
                                                                          TOTAL        TOTAL
                                                             AMOUNT       LOANS       AMOUNT          LOANS
                                                             ------       -----       ------          -----
                                                                       (Dollars in thousands)
LOANS ON NON-ACCRUAL STATUS:
Commercial  . . . . . . . . . . . . . . . . . . . . .       $1,315        1.86%       $  416          .58%
Real estate construction  . . . . . . . . . . . . . .           --        . --            --           .--
Commercial real estate  . . . . . . . . . . . . . . .        1,320        1.86           832          1.16
Residential mortgage  . . . . . . . . . . . . . . . .          276         .39           302           .42
Consumer and other  . . . . . . . . . . . . . . . . .           22         .03            57           .08
                                                            ------        ----        ------          ----

Total loans on non-accrual status . . . . . . . . . .        2,933        4.14         1,607          2.24

ACCRUING LOANS OVER 90 DAYS DELINQUENT:
Residential mortgage  . . . . . . . . . . . . . . . .           56         .08           199           .28

TROUBLED DEBT RESTRUCTURINGS  . . . . . . . . . . . .         ---          .--           ---           .--
                                                            ------        ----        ------          ----

Total non-performing loans  . . . . . . . . . . . . .       $2,989        4.22%       $1,806          2.52%
                                                            ======        ====        ======          ====

REPOSSESSED ASSETS:
Other real estate owned . . . . . . . . . . . . . . .       $  154                    $  301
Other repossessions . . . . . . . . . . . . . . . . .            7                       ---
                                                            ------                    ------
Total repossessed assets  . . . . . . . . . . . . . .       $  161                    $  301
                                                            ======                    ======

Total non-performing assets . . . . . . . . . . . . .       $3,150                    $2,107
                                                            ======                    ======

LOANS PAST-DUE:
30 to 59 days delinquent  . . . . . . . . . . . . . .       $  657         .93%       $1,352          1.89%
60 to 89 days delinquent  . . . . . . . . . . . . . .           33         .05           286           .40
                                                            ------        ----        ------          ----

Total loans past-due 30 to 89 days  . . . . . . . . .       $  690         .98%       $1,638          2.29%
                                                            ======        ====        ======          ====

TOTAL NON-PERFORMING LOANS AND LOANS
PAST-DUE 30 TO 89 DAYS  . . . . . . . . . . . . . . .       $3,679        5.20%       $3,444          4.81%
                                                            ======        ====        ======          ====

AS A PERCENTAGE OF TOTAL ASSETS:
Total non-performing loans  . . . . . . . . . . . . .         2.75%                     1.60%
                                                            ======                    ======
Total non-performing assets . . . . . . . . . . . . .         2.90%                     1.86%
                                                            ======                    ======

ALLOWANCE FOR CREDIT LOSSES AS A PERCENTAGE OF:
Total loans . . . . . . . . . . . . . . . . . . . . .         2.45%                     1.67%
                                                            ======                    ======
Non-performing loans  . . . . . . . . . . . . . . . .        57.98%                    66.17%
                                                            ======                    ======

         As of June 30, 1996, loans on non-accrual status totaled $2.9 million (of which $1.9 million or 65.44% were originated by CBC) and consisted primarily of four customer relationships totaling $2.7 million or 91.20% of total non-accruing loans. The first customer relationship consisted of three loans totaling $915,000. The first loan was a $729,000 commercial real estate mortgage collateralized with a first mortgage on a 35 acre recreational vehicle park and fish camp. In September 1993, the land only was appraised at $775,000 and the project "as if" developed was appraised at $2.0 million. As of June 30, 1996, this loan was current; however, the Company maintained it on non-accrual status because the project appears to have experienced cash flow difficulties. The other two loans totaled $186,000 and were to the principal owner of the project. These two loans were comprised of first and second mortgage loans collateralized with approximately 20 acres of land with citrus groves valued at approximately $100,000. An appraisal has been ordered. On May 3, 1996, the principal owner filed for bankruptcy protection. As of June 30, 1996, these two loans were 30 to 59 days delinquent. The Company has begun legal proceedings against the principal owner.

         The second customer relationship consisted of four loans which totaled $812,000 and which were to four siblings. Each loan was in the amount of $203,000. The siblings used the loans' proceeds for a capital contribution to a company of which they owned 66.67% and pledged their stock in the company as collateral for the loans. On June 24, 1996, the company filed for bankruptcy protection. Although each loan was current as of June 30, 1996, First Commerce/Polk County placed the loans on non-accrual status and established a reserve for loan losses of $406,000 for this customer relationship.

         The third customer relationship consisted of four loans totaling $555,000. Two of the four loans totaled $436,000 and were collateralized with first and second mortgage loans on property comprised of an office, warehouse and petroleum bulk plant. The real estate collateralizing these two loans was appraised at $1.0 million in March 1988. The other two loans totaled $119,000 and were collateralized with first and second mortgage loans on residential land appraised at $505,000 in January 1992. As of June 30, 1996, three of these loans totaling $462,000 were over 90 days delinquent and the fourth loan totaling $93,000 was under 30 days delinquent. The borrower has represented to First Commerce/Polk County that he is marketing the collateral for sale. First Commerce/Polk County has begun legal proceedings against the borrower, including possible foreclosure of the collateral.

         The fourth customer relationship consisted of a $376,000 commercial loan collateralized with an assignment of the proceeds of certain fruit sales from two citrus growers' associations. During 1995, these two citrus growers' associations acknowledged the assignment and agreed to disburse the proceeds of the citrus sales jointly to the borrower and First Commerce/Polk County. However, these two citrus growers' associations disbursed the funds directly to the borrower. The borrower did not make the payments called for under the terms of the loan and declared bankruptcy during the third quarter of 1995. As of June 30, 1996, this loan was over 90 days delinquent and First Commerce/Polk County had begun legal proceedings against the borrower and the two citrus growers' associations.

         As of June 30, 1996, accruing loans over 90 days delinquent consisted of a $56,000 first mortgage residential loan. During July 1996, the borrower brought the loan current. This loan was originated by CBC.

         As of June 30, 1996, loans 30 to 89 days delinquent totaled $690,000 (of which $524,000 or 75.92% were originated by CBC) and consisted primarily of two customer relationships totaling $461,000 or 66.83% of total loans 30 to 89 days delinquent. The remaining $229,000 of loans 30 to 89 days delinquent consisted of ten loans none of which were over $100,000.

         The first customer relationship consisted of a $345,000 second mortgage loan collateralized with commercial real estate appraised at $1.5 million in August 1993. The first mortgage loan with another financial institution was in the amount of $1.16 million. During July 1996, this loan was brought current. The second customer relationship consisted of a $116,000 first mortgage loan collateralized with residential property appraised at $240,000 in January 1992. First Commerce/Polk County has begun legal proceedings against the borrower, including possible foreclosure of the collateral.

         As a result of the increase in the Company's classified loans, management during the fourth quarter of 1995 completed a special review of the Company's loan portfolio and instituted a number of steps intended to improve the identification, evaluation, and resolution of the Company's problem assets. As a result of these actions, the senior management and loan staff of First Commerce/Polk County meet weekly to review all past due and non-performing loans and to discuss collection activities. The Board of Directors of First Commerce/Polk County also reviews problem assets on a monthly basis. In addition, First Commerce/Polk County hired a loan workout officer and has retained an independent firm to conduct periodic loan reviews and make recommendations for improvement. Management has also instituted steps to improve underwriting practices. These actions include establishing a bank credit department separate from the loan origination function and changing loan origination authorities. Although management believes that the foregoing steps should contribute to an improvement in the Company's asset quality over the longer term, no estimate can be made at present as to future levels of problem assets or as to the impact of those assets and related expenses on the financial condition and results of operations of the Company.

Allowance for Credit Losses

         In originating loans, the Company recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. As a matter of policy, the Company maintains an allowance for credit losses. The amount provided for credit losses during any period is based on an evaluation by management of the amount needed to maintain the allowance at a level sufficient to cover anticipated losses and the inherent risk of losses in the loan portfolio. In determining the amount of the allowance, management considers the dollar amount of loans outstanding, its assessment of known or potential problem loans, current economic conditions, the risk characteristics of the various classifications of loans, credit record of its borrowers, the fair market value of underlying collateral and other factors. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the fair value of the underlying collateral for each loan. See "-- Results of Operations -- Provision for Credit Losses."

         Management continues to actively monitor the Company's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes that it uses the best information available at the time to make determinations with respect to allowance for credit losses, subsequent adjustments to the allowance for credit losses may be necessary if future economic conditions or other facts differ from the assumptions used in making the initial determinations or if regulatory policies change.

         As of June 30, 1996 and December 31, 1995, the allocation of the allowance for credit losses was as follows:



                                                                    1996                            1995
                                                             --------------------            --------------------
                                                                           % OF                            % OF
                                                                         LOANS TO                        LOANS TO
                                                                           TOTAL                           TOTAL
                                                             AMOUNT        LOANS             AMOUNT        LOANS
                                                             ------        -----             ------        -----
                                                                           (Dollars in thousands)
Commercial  . . . . . . . . . . . . . . . . . . . .          $  792        20.41%            $  348        27.74%
Real estate construction  . . . . . . . . . . . . .              22         3.08                 42         5.81
Commercial real estate  . . . . . . . . . . . . . .             632        45.04                465        34.36
Residential mortgage  . . . . . . . . . . . . . . .             183        22.25                213        20.63
Consumer and other  . . . . . . . . . . . . . . . .             104         9.22                127        11.46
                                                             ------       ------             ------       ------

Total allowance for credit losses . . . . . . . . .          $1,733       100.00%            $1,195       100.00%
                                                             ======       ======             ======       ======

         During the six and three months ended June 30, 1996, the provision for credit losses was $456,000 and $364,000, respectively, as compared to $150,000 and $83,000 during the six and three months ended June 30, 1995, or respective increases of $306,000 or 203.85% and $281,000 or 340.83%. These increased provisions for credit losses was primarily in recognition of an increase in non-performing loans to $3.0 million as of June 30, 1996 from $1.8 million as of December 31, 1995. See "--Financial Condition--Classification of Assets," and "--Results of Operations- -Provision for Credit Losses."

         During the six months ended June 30, 1996 and 1995, the activity in the Company's allowance for credit losses was as follows:



                                                                   1996              1995
                                                                   ----              ----
                                                                   (Dollars in thousands)
Allowance at beginning of period  . . . . . . . . . . .           $ 1,195         $   830

Loans charged-off:
  Commercial  . . . . . . . . . . . . . . . . . . . . .                74              15
  Real estate construction  . . . . . . . . . . . . . .               ---             ---
  Commercial real estate  . . . . . . . . . . . . . . .               ---             ---
  Residential mortgage  . . . . . . . . . . . . . . . .               ---              18
  Consumer and other  . . . . . . . . . . . . . . . . .                42               1
                                                                  -------         -------
  Total loans charged-off . . . . . . . . . . . . . . .               116              34
                                                                  -------         -------

Recoveries:
  Commercial  . . . . . . . . . . . . . . . . . . . . .               169              37
  Real estate construction  . . . . . . . . . . . . . .               ---             ---
  Commercial real estate  . . . . . . . . . . . . . . .                 1               1
  Residential mortgage  . . . . . . . . . . . . . . . .               ---             ---
  Consumer and other  . . . . . . . . . . . . . . . . .                 3               2
                                                                  -------         -------
                                                                      173              40
                                                                  -------         -------

Net loans charged-off (recovered) . . . . . . . . . . .               (57)             (6)
                                                                  -------         -------

FSB/Osceola allowance sold  . . . . . . . . . . . . . .               ---            (119)
                                                                  -------         -------

Allowance related to loans
  purchased from FSB/Osceola  . . . . . . . . . . . . .                25              35
                                                                  -------         -------

Provision for credit losses . . . . . . . . . . . . . .               456             150
                                                                  -------         -------

Allowance at end of period  . . . . . . . . . . . . . .           $ 1,733         $   902
                                                                  =======         =======

Net charge-offs (recoveries) as a
  percentage of average loans outstanding . . . . . . .              (.16)%          (.01)%
                                                                  =======         =======

Allowance for credit losses as a percentage
  of period-end total loans receivable  . . . . . . . .              2.45%           1.33%
                                                                  =======         =======

Allowance for credit losses as a percentage
  of non-performing loans . . . . . . . . . . . . . . .             57.98%         156.33%
                                                                  =======         =======

Average loans outstanding . . . . . . . . . . . . . . .           $70,869         $72,246
                                                                  =======         =======

Period-end total loans receivable . . . . . . . . . . .           $70,810         $68,040
                                                                  =======         =======


Investment Securities

         The total investment portfolio decreased $2.5 million or 7.47% to $31.2 million as of June 30, 1996, from $33.7 million as of December 31, 1995. This decrease, along with loan repayments, was primarily used to fund the $4.4 million decrease in deposits. See "--Deposit Activities." During the six months ended June 30, 1996 and 1995, the Company did not engage in derivative activities.

         As of June 30, 1996 and December 31, 1995, the carrying balances of the Company's investment portfolio was as follows:

                                                                            1996            1995
                                                                            ----            ----
                                                                               (In thousands)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities  . . . . . . . . . . . . . . . . . . .            $ 2,013         $ 2,000
U.S. Government agency obligations  . . . . . . . . . . . . . .              4,428           1,001
FHLMC mortgage-backed securities  . . . . . . . . . . . . . . .             15,971          19,430
FNMA mortgage-backed securities . . . . . . . . . . . . . . . .                918           1,177
Collateralized mortgage obligations:
   FHLMC obligations  . . . . . . . . . . . . . . . . . . . . .               ---               24
   FNMA obligations . . . . . . . . . . . . . . . . . . . . . .                926             952
                                                                           -------         -------

Total investment securities available-for-sale  . . . . . . . .            $24,256         $24,584
                                                                           =======         =======

INVESTMENT SECURITIES HELD-TO-MATURITY:
U.S. Treasury securities  . . . . . . . . . . . . . . . . . . .            $   ---         $ 2,000
U.S. Government agency obligations  . . . . . . . . . . . . . .                500             500
State, county and municipal securities  . . . . . . . . . . . .              1,053           1,059
                                                                           -------         -------

Total investment securities held-to-maturity  . . . . . . . . .            $ 1,553         $ 3,559
                                                                           =======         =======

Total investment securities . . . . . . . . . . . . . . . . . .            $25,809         $28,143
                                                                           =======         =======

Federal funds sold  . . . . . . . . . . . . . . . . . . . . . .            $ 5,378         $ 5,562
                                                                           -------         -------

Total investment portfolio  . . . . . . . . . . . . . . . . . .            $31,187         $33,705
                                                                           =======         =======


         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), the Company classifies its investment securities, including mortgage-backed securities, as either held-to-maturity, available-for-sale, or trading securities. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders' equity. Securities classified as trading securities are recorded at fair value, with unrealized gains and losses included in earnings. As of June 30, 1996 and December 31, 1995, all mortgage-backed securities were classified as available-for-sale. As a result of the adoption of FAS 115, under which the Company expects to continue to hold certain of its mortgage-backed securities classified as available-for-sale, changes in the underlying market values of such securities could have a material adverse effect on the Company's capital position. Typically, an increase in interest rates results in a decrease in underlying market value and an increase in the level of principal repayments on mortgage-backed securities. As a result of a general increase in interest rates during the six months ended June 30, 1996, decreases in the market value of investment securities available-for-sale, including mortgage-backed securities, resulted in a decrease in stockholders' equity of $138,000 (net of tax) to June 30, 1996 from December 31, 1995. Such decrease represented the impact of changes in interest rates on the value and maturity of these investments.

         As of June 30, 1996 and December 31, 1995, the maturity distribution and certain other information pertaining to investment securities were as follows:




                                                                      1996                            1995
                                                         ------------------------------   -------------------------------
                                                         AMORTIZED     FAIR                 AMORTIZED    FAIR
                                                            COST       VALUE     YIELD        COST       VALUE     YIELD
                                                         ----------- --------   -------   ------------  -------   -------
                                                                              (Dollars in thousands)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities:
   Due within one year  . . . . . . . . . . . . . .       $ 2,015    $ 2,013     5.66%      $ 2,000    $ 2,000      4.56%
                                                          -------    -------     ----       -------    -------      ----
U.S. Government agency obligations:
   Due within one year  . . . . . . . . . . . . . .         1,999      1,995     5.61           ---        ---       .--
   Due one to five years  . . . . . . . . . . . . .         2,489      2,433     6.00           997      1,001      5.38
                                                          -------    -------     ----       -------    -------      ----
   Total U.S. Government agency
     obligations  . . . . . . . . . . . . . . . . .         4,488      4,428     5.82           997      1,001      5.38
                                                          -------    -------     ----       -------    -------      ----
FHLMC mortgage-backed securities:(1)
   Due within one year  . . . . . . . . . . . . . .           ---        ---      .--           525        530      7.82
   Due one to five years  . . . . . . . . . . . . .           835        810     6.28           881        883      6.16
   Due five to ten years  . . . . . . . . . . . . .           930        904     6.10           994        992      6.34
   Due over ten years(3)  . . . . . . . . . . . . .        14,280     14,257     5.22        16,970     17,025      6.30
                                                          -------    -------     ----       -------    -------      ----
   Total FHLMC mortgage-
       backed securities  . . . . . . . . . . . . .        16,045     15,971     5.32        19,370     19,430      6.34
                                                          -------    -------     ----       -------    -------      ----
FNMA mortgage-backed securities:(1)
   Due within one year  . . . . . . . . . . . . . .            76         78     8.48            97        100      8.47
   Due one to five years  . . . . . . . . . . . . .            49         50     8.47            61         63      8.50
   Due over ten years . . . . . . . . . . . . . . .           784        790     1.39         1,014      1,014      6.15
                                                          -------    -------     ----       -------    -------      ----
   Total FNMA mortgage-
       backed securities  . . . . . . . . . . . . .           909        918     2.37         1,172      1,177      6.46
                                                          -------    -------     ----       -------    -------      ----
Collateralized mortgage obligations:
   FHLMC mortgage-backed securities:
       Due within one years(1)  . . . . . . . . . .          ---        ---       .--            24         24      8.00
                                                          -------    -------     ----       -------    -------      ----
   FNMA mortgage-backed securities:
       Due over ten years(1)  . . . . . . . . . . .         1,000        926     5.86         1,000        952      6.37
                                                          -------    -------     ----       -------    -------      ----

Total investment securities
   available-for-sale . . . . . . . . . . . . . . .       $24,457    $24,256     5.36%      $24,563    $24,584      6.16%
                                                          =======    =======     ====       =======    =======      ====

INVESTMENT SECURITIES HELD-TO-MATURITY:
U.S. Treasury securities:
   Due within one year  . . . . . . . . . . . . . .       $  ---     $  ---       .--%      $ 2,000    $ 1,993      4.30%
                                                          -------    -------     ----       -------    -------      ----
U.S. Government agency obligations:
   Due one to five years  . . . . . . . . . . . . .           500        492     5.52           500        499      5.52
                                                          -------    -------     ----       -------    -------      ----
State, county and municipal obligations:(2)
   Due five to ten years  . . . . . . . . . . . . .           300        293     4.62           300        300      4.62
   Due over ten years . . . . . . . . . . . . . . .           753        736     8.82           759        768      8.83
                                                          -------    -------     ----       -------    -------      ----
   Total  . . . . . . . . . . . . . . . . . . . . .         1,053      1,029     7.63         1,059      1,068      7.64
                                                          -------    -------     ----       -------    -------      ----

Total investment securities
   held-to-maturity . . . . . . . . . . . . . . . .       $ 1,553    $ 1,521     6.95%      $ 3,559    $ 3,560      5.46%
                                                          =======    =======     ====       =======    =======      ====

- - -------------------------
(1) The mortgage-backed securities and collateralized mortgage obligations were purchased with an expected average life of approximately three years.
(2) Yields on state, county and municipal obligations are not computed on a tax equivalent basis.
(3) These mortgage-backed securities are collateralized with adjustable-rate mortgages ("ARMs").

         In conjunction with the sale of FSB/Osceola in 1995, FSB/Osceola sold an investment security that was previously classified as held to maturity. The investment security had an amortized cost of $151,000 and generated a loss of $4,000.

         Premiums on mortgage-backed securities are amortized to interest income based on the estimated remaining life of the related securities. Management periodically reviews the remaining estimated life of mortgage-backed securities, and adjusts the amortization of the premiums accordingly, in light of changes in market interest rates and other factors affecting prepayment rates on the underlying mortgages. Acceleration of the amortization of premiums on mortgage-backed securities reduces the effective yield on these investments and, accordingly, adversely affects net interest income. As of June 30, 1996 and December 31, 1995, the remaining unamortized premiums on mortgage-backed securities totaled $441,000 and $571,000, respectively.

         The Company invests in mortgage-backed securities that are guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), or the Federal National Mortgage Association ("FNMA"). Although mortgage-backed securities generally have a lower yield than loans, mortgage-backed securities increase the quality of the Company's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. Due to repayment and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are substantially less than the scheduled maturities. The Company's portfolio of mortgage-backed securities was purchased with an anticipated average life of approximately three years. Changes in interest and prepayment rates may also affect the average life, yield to maturity, and related market value of the Company's mortgage-backed securities. Changes in the market values of the Company's mortgage-backed securities may result in volatility in capital based on how the Company classifies the securities.

Deposit Activities

         Deposits are the major source of First Commerce/Polk County's funds for lending and other investment purposes. Deposits are attracted principally from within First Commerce/Polk County's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans. As of June 30, 1996 and December 31, 1995, the distribution by type of the Company's deposit accounts was as follows:

                                                                        1996                        1995
                                                               ----------------------       ----------------------
                                                                               % OF                         % OF
                                                               AMOUNT         DEPOSIT       AMOUNT        DEPOSITS
                                                               ------         -------       ------        --------
                                                                            (Dollars in thousands)
Demand deposits . . . . . . . . . . . . . . . . . . . .        $17,168         17.61%      $ 17,056         16.73%
NOW deposits  . . . . . . . . . . . . . . . . . . . . .         13,536         13.88         15,045         14.76
Money market  . . . . . . . . . . . . . . . . . . . . .          6,343          6.51          4,698          4.61
Savings accounts  . . . . . . . . . . . . . . . . . . .          8,129          8.34          7,735          7.59
Time deposits under $100,000  . . . . . . . . . . . . .         46,096         47.28         48,864         47.93
Time deposits $100,000 and over . . . . . . . . . . . .          6,226          6.38          8,543          8.38
                                                               -------        ------       --------        ------

Total deposits  . . . . . . . . . . . . . . . . . . . .        $97,498        100.00%      $101,941        100.00%
                                                               =======        ======       ========        ======

         Time deposits included individual retirement accounts ("IRAs") totaling $6.3 million and $6.0 million as of June 30, 1996 and December 31, 1995, respectively, all of which are in the form of certificates of deposit.

         The Company's deposits decreased $4.4 million or 4.36% to $97.5 million as of June 30, 1996, from $101.9 million as of December 31, 1995. This decrease was primarily attributable to First Commerce/Polk County reducing the interest rates it offers on time deposits, resulting in a decrease in time deposits. First Commerce/Polk County has primarily used the proceeds from maturing investment securities and loan repayments to fund these deposit outflows.

         As of June 30, 1996 and December 31, 1995, time deposits of $100,000 and over mature as follows:

                                                                         1996           1995
                                                                         ----           ----
                                                                           (In thousands)
Due in three months or less . . . . . . . . . . . . . . . . . .         $  860         $2,130
Due from three months to six months . . . . . . . . . . . . . .          1,217          1,564
Due from six months to one year . . . . . . . . . . . . . . . .          2,239          1,568
Due over one year . . . . . . . . . . . . . . . . . . . . . . .          1,910          3,281
                                                                        ------         ------

Total time deposits $100,000 and over . . . . . . . . . . . . .         $6,226         $8,543
                                                                        ======         ======



PART II. - OTHER INFORMATION

Item 4.  Shareholder Vote

On April 15, 1996, the Annual Meeting of the Shareholders of FCB was held. The shareholders voted on the election of directors and the approval of the 1995 Stock Option Plan (the "Plan"). The directors were elected with a vote of 950,984 shares for the directors and 609 shares against the directors. The Plan was approved with a vote of 920,450 shares for the Plan, 16,877 shares against the Plan and 14,266 shares abstaining from voting.

Item 6.  Exhibits and Reports on Form 8-K

During the three months ended June 30, 1996, no reports on Form 8-K were filed with the Securities and Exchange Commission.


Exhibits:

2.1 Termination Agreement, dated as of August 1, 1996, by and between First Commerce Banks of Florida, Inc., First Mercantile National Bank and Prime Bank of Central Florida.

27       Financial Data Schedule (for SEC use only).

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST COMMERCE BANKS OF FLORIDA, INC.




Date: August 6, 1996                By: /s/ Robert W. Stickler, Jr.
      --------------                   -----------------------------------------
                                       Robert W. Stickler, Jr.,
                                       Vice Chairman and Chief Executive Officer





Date: August 6, 1996                By: /s/ J. Jeffrey Seale
      --------------                    ----------------------------------------
                                        J. Jeffrey Seale, Vice President
                                          and Controller
                                          (Principal Accounting Officer)





Date: August 6, 1996                By: /s/ David Carleton Hall
      --------------                   -----------------------------------------
                                       David Carleton Hall, Senior Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)

                     First Commerce Banks of Florida, Inc.
                                  Form 10-QSB
                  For the Quarterly Period Ended June 30, 1996

                                 EXHIBIT INDEX

Exhibit No.                                  Exhibit                                                  Page No.
- - -----------      -------------------------------------------------------------------                  --------
2.1              Termination Agreement, dated as of August 1, 1996, by and
                 between First Commerce Banks of Florida, Inc., First Mercantile
                 National Bank and Prime Bank of Central Florida.

27               Financial Data Schedule (for SEC use only).
