Form 10QSB
period 1996-09-30
FIRST COMMERCE BANKS OF FLORIDA INC
filed 1996-11-14
CIK 944991

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                           ----------------------

                                 FORM 10-QSB


         [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES   X    NO
                                               -----     -----

As of October 31, 1996, there were outstanding 1,585,737 shares of the Registrant's Common Stock.

                    FIRST COMMERCE BANKS OF FLORIDA, INC.

           FORM 10-QSB - FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                    INDEX

                                                                                                                    PAGE NO.
                                                                                                                    --------
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements:
                 a)       Consolidated Statements of Financial Condition -
                          September 30, 1996 (Unaudited) and December 31, 1995  .....................................   3

                 b)       Unaudited Consolidated Income Statements - Nine
                          Months Ended September 30, 1996 and 1995  .................................................   4

                 c)       Unaudited Consolidated Income Statements - Three
                          Months Ended September 30, 1996 and 1995  .................................................   5

                 d)       Unaudited Consolidated Statements of Cash Flows -
                          Nine Months Ended September 30, 1996 and 1995 .............................................   6

                 e)       Notes to Unaudited Consolidated
                          Financial Statements  .....................................................................   7

Item 2.          Management's Discussion and Analysis of
                          Financial Condition and Results of Operations .............................................  12

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K ...................................................................  37

SIGNATURES  .........................................................................................................  38

PART I. -  FINANCIAL INFORMATION      ITEM 1. - FINANCIAL STATEMENTS

             FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                     SEPTEMBER 30, 1996      DECEMBER 31,
                                                                                         (UNAUDITED)             1995
                                                                                     ------------------      ------------
ASSETS                                                                                          (In thousands)
Cash and due from banks .............................................................      $  3,765            $  4,807
Federal funds sold ..................................................................         3,050               5,562
Investment securities available-for-sale ............................................        23,057              24,584
Investment securities held-to-maturity (fair value of
    $1,539,000 and $3,560,000) ......................................................         1,550               3,559
Loans receivable, net of allowance for credit
    losses of $1,699,000 and $1,195,000 .............................................        68,999              70,265
Property and equipment, net .........................................................         1,324               1,304
Cash surrender value of officers' life insurance ....................................         1,118               1,079
Accrued interest receivable .........................................................           932               1,013
Other real estate owned .............................................................           149                 301
Other assets ........................................................................           684                 609
                                                                                           --------            --------
TOTAL ASSETS ........................................................................      $104,628            $113,083
                                                                                           ========            ========

LIABILITIES
Deposits:
    Demand deposits .................................................................      $ 15,442            $ 17,056
    NOW accounts ....................................................................        13,500              15,045
    Money market accounts ...........................................................         4,351               4,698
    Savings deposits ................................................................         8,543               7,735
    Time deposits under $100,000 ....................................................        44,962              48,864
    Time deposits $100,000 and over .................................................         6,327               8,543
                                                                                           --------            --------
         Total deposits .............................................................        93,125             101,941
Other liabilities ...................................................................           892                 592
                                                                                           --------            --------
TOTAL LIABILITIES ...................................................................        94,017             102,533
                                                                                           --------            --------

Minority interest ...................................................................            29                  29

Commitments and contingencies (Note 4)

STOCKHOLDERS' EQUITY
Preferred stock $.01 par - 3,000,000
    shares authorized and none outstanding ..........................................             -                   -
Common stock $.01 par - 10,000,000 shares
    authorized and 1,585,737 shares outstanding .....................................            16                  16
Additional paid-in capital ..........................................................         6,738               6,738
Retained earnings ...................................................................         3,906               3,754
Unrealized securities gains (losses), net of income
    taxes (benefit) of $(48,000) and $8,000 .........................................           (78)                 13
                                                                                           --------            --------
TOTAL STOCKHOLDERS' EQUITY ..........................................................        10,582              10,521
                                                                                           --------            --------

TOTAL LIABILITIES, MINORITY INTEREST AND STOCKHOLDERS' EQUITY .......................      $104,628            $113,083
                                                                                           ========            ========

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

            FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED INCOME STATEMENTS


                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     ----------------------------------------
                                                                                              1996                1995
                                                                                            -------              ------
INTEREST AND FEE INCOME:                                                             (In thousands, except per share amounts)
Loans receivable ....................................................................        $5,519              $5,636
Investment securities - taxable .....................................................           987               1,257
Investment securities - tax free ....................................................            50                  48
Federal funds sold ..................................................................           209                 489
                                                                                            -------              ------
    Total interest and fee income ...................................................         6,765               7,430
                                                                                            -------              ------

INTEREST EXPENSE ON DEPOSITS:
NOW accounts ........................................................................           248                 252
Money market accounts ...............................................................           136                 155
Savings deposits ....................................................................           137                 157
Time deposits under $100,000 ........................................................         1,904               2,080
Time deposits $100,000 and over .....................................................           294                 475
                                                                                            -------              ------
    Total interest expense on deposits ..............................................         2,719               3,119
                                                                                            -------              ------

NET INTEREST INCOME .................................................................         4,046               4,311
PROVISION FOR CREDIT LOSSES .........................................................           580                 925
                                                                                            -------              ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ...............................         3,466               3,386
                                                                                            -------              ------

NON-INTEREST INCOME:
Service charges and fees ............................................................           615                 718
Loss on investment securities sales .................................................             -                 (95)
Gain on sale of subsidiary ..........................................................             -                 564
Recognition of deferred gain on sale of building ....................................             -                 171
Other ...............................................................................            77                  50
                                                                                            -------              ------
    Total non-interest income .......................................................           692               1,408
                                                                                            -------              ------

NON-INTEREST EXPENSES:
Compensation and benefits ...........................................................         1,875               1,618
Occupancy and equipment .............................................................           570                 569
Professional fees ...................................................................           373                 354
Data processing .....................................................................           258                 221
Stationery and supplies .............................................................           129                 134
Advertising and promotion ...........................................................            69                 108
Postage and freight .................................................................            87                  75
Other real estate owned .............................................................            57                 111
FDIC insurance premiums .............................................................           112                 122
Other ...............................................................................           411                 372
                                                                                            -------              ------
    Total non-interest expenses .....................................................         3,941               3,684
                                                                                            -------              ------

INCOME BEFORE TAXES ON INCOME AND MINORITY INTEREST .................................           217               1,110
Taxes on income .....................................................................            65                 448
Minority interest ...................................................................             -                   3
                                                                                            -------              ------

NET INCOME ..........................................................................       $   152              $  659
                                                                                            =======              ======
NET INCOME PER SHARE ................................................................       $   .09              $  .40
                                                                                            =======              ======
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
    AND COMMON STOCK EQUIVALENTS OUTSTANDING ........................................         1,679               1,665
                                                                                            =======              ======

     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

            FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED INCOME STATEMENTS

                                                                                          THREE MONTHS ENDED SEPTEMBER 30,
                                                                                     ----------------------------------------
                                                                                              1996                1995
                                                                                             ------              ------
INTEREST AND FEE INCOME:                                                             (In thousands, except per share amounts)
Loans receivable .............................................................               $1,803              $1,808
Investment securities - taxable ..............................................                  321                 460
Investment securities - tax free .............................................                   17                  14
Federal funds sold ...........................................................                   59                 116
                                                                                             ------              ------
    Total interest and fee income ............................................                2,200               2,398
                                                                                             ------              ------

INTEREST EXPENSE ON DEPOSITS:
NOW accounts .................................................................                   86                  80
Money market accounts ........................................................                   40                  49
Savings deposits .............................................................                   47                  46
Time deposits under $100,000 .................................................                  615                 742
Time deposits $100,000 and over ..............................................                   85                 146
                                                                                             ------              ------
    Total interest expense on deposits  ......................................                  873               1,063
                                                                                             ------              ------

NET INTEREST INCOME ..........................................................                1,327               1,335
PROVISION FOR CREDIT LOSSES ..................................................                  124                 775
                                                                                             ------              ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES ........................                1,203                 560
                                                                                             ------              ------

NON-INTEREST INCOME:
Service charges and fees .....................................................                  208                 243
Gain on investment securities sales ..........................................                    -                  15
Recognition of deferred gain on sale of building .............................                    -                 171
Other ........................................................................                   18                  33
                                                                                             ------              ------
    Total non-interest income ................................................                  226                 462
                                                                                             ------              ------

NON-INTEREST EXPENSES:
Compensation and benefits ....................................................                  610                 526
Occupancy and equipment ......................................................                  191                 201
Professional fees ............................................................                  125                 163
Data processing ..............................................................                   93                  78
Stationery and supplies ......................................................                   43                  37
Advertising and promotion ....................................................                  (10)                 24
Postage and freight ..........................................................                   31                  20
Other real estate owned ......................................................                   12                  71
FDIC insurance premiums ......................................................                   94                   5
Other ........................................................................                  131                  73
                                                                                             ------              ------
    Total non-interest expenses ..............................................                1,320               1,198
                                                                                             ------              ------

INCOME (LOSS) BEFORE TAXES ON INCOME
  (INCOME TAX BENEFIT) AND MINORITY INTEREST .................................                  109                (176)
Taxes on income (Income tax benefit) .........................................                   35                 (65)
Minority interest ............................................................                    9                   -
                                                                                             ------              ------
NET INCOME (LOSS) ............................................................               $   65              $ (111)
                                                                                             ======              ======
NET INCOME (LOSS) PER SHARE ..................................................               $  .04              $ (.07)
                                                                                             ======              ======
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
    AND COMMON STOCK EQUIVALENTS OUTSTANDING .................................                1,678               1,680
                                                                                             ======              ======


     The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

            FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                              1996                1995
                                                                                            -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                              (In thousands)
Net income ..........................................................................       $   152             $   659
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for credit losses .....................................................           580                 925
    Amortization of unearned discounts and loan fees ................................             -                (120)
    Net amortization of premiums
         on investment securities and loans .........................................           175                   -
    Loss on sale of investment securities ...........................................             -                  95
    Depreciation and amortization ...................................................           156                 114
    Gain on sale of subsidiary ......................................................             -                (564)
    Loss on sale of other real estate owned .........................................            20                   -
    Asset and liability changes net of effects of subsidiary sale:
         Decrease (Increase) in:
             Accrued interest receivable ............................................            81                (410)
             Cash surrender value of officers' life insurance .......................           (39)                (18)
             Other assets ...........................................................           (75)               (138)
         Minority interest ..........................................................             -                 (31)
         Increase in other liabilities ..............................................           111                 101
                                                                                            -------             -------
Net cash provided by operating activities ...........................................         1,161                 613
                                                                                            -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable,
    net of effects of subsidiary sale ...............................................           623              (6,624)
Purchases of investment securities available-for-sale ...............................        (5,500)            (13,619)
Proceeds from sales and maturities of investment
    securities available-for-sale ...................................................         4,269               2,434
Proceeds from sales and maturities of investment
    securities held-to-maturity .....................................................         4,501               6,902
Proceeds from sales of other real estate owned ......................................           195                 309
Cash sold in sale of subsidiary, net of proceeds ....................................             -              (4,755)
Purchases of property and equipment .................................................          (176)               (385)
                                                                                            -------             -------
Net cash provided by (used for) investing activities ................................         3,912             (15,738)
                                                                                            -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease), net of effects of subsidiary sale, in:
    Demand deposits .................................................................        (1,614)                206
    NOW accounts ....................................................................        (1,545)             (1,014)
    Money market accounts ...........................................................          (347)               (428)
    Savings deposits ................................................................           808                 196
    Time deposits ...................................................................        (6,118)             10,609
Proceeds from overnight repurchase agreements .......................................           189                   -
                                                                                            -------             -------
Net cash provided by (used for) financing activities ................................        (8,627)              9,569
                                                                                            -------             -------
NET DECREASE IN CASH AND CASH EQUIVALENTS ...........................................        (3,554)             (5,556)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................        10,369             $13,951
                                                                                            -------             -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................       $ 6,815             $ 8,395
                                                                                            =======             =======
SUPPLEMENTAL DISCLOSURES:
    Interest paid in cash ...........................................................       $ 2,691             $ 3,028
                                                                                            =======             =======
    Income taxes paid in cash .......................................................       $   328             $   517
                                                                                            =======             =======
NON-CASH INVESTING ACTIVITIES:
    Transfers from loans to other real estate owned .................................       $    63             $   272
                                                                                            =======             =======
    Loans originated on sales of other real estate owned ............................       $     -             $    35
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

             FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         First Commerce Banks of Florida, Inc. ("FCB") is a commercial bank holding company which, as of September 30, 1996, owned 99.77% of First Commerce Bank of Polk County ("First Commerce/Polk County") in Winter Haven, Florida, and, prior to May 1, 1995, 80.00% of First Sterling Bank of Osceola County ("FSB/Osceola") in Kissimmee, Florida (collectively, the "Company"). The consolidated financial statements include the accounts of FCB, First Commerce/Polk County and, prior to May 1, 1995, FSB/Osceola. The minority interest represented a .23% ownership interest in the common stock of First Commerce/Polk County and a 20.00% ownership interest in FSB/Osceola common stock held by third parties. All material intercompany accounts and transactions were eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of the Company, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of the Company as of September 30, 1996 and December 31, 1995, the results of its operations for the nine and three months ended September 30, 1996 and 1995, and its cash flows for the nine months ended September 30, 1996 and 1995. The results of operations for the nine and three months ended September 30, 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

         Net income per share of FCB's common stock was computed by dividing net income for the respective period by the weighted average number of shares of common stock outstanding, including common stock equivalents using the treasury stock method. Warrants and stock options issued to officers and directors are considered common stock equivalents. Because there is no established public trading of FCB's common stock, the treasury stock method assumes that FCB purchased common stock at FCB's average book value during the respective periods. Fully-diluted and primary earnings per share are not materially different. For the nine and three months ended September 30, 1996 and 1995, weighted average number of shares of common stock and common stock equivalents outstanding was computed as follows:

                                                                         1996                          1995
                                                              -------------------------      -----------------------
                                                                NINE            THREE          NINE          THREE
                                                              ---------       ---------      ---------     ---------
                                                                                    (Unaudited)
Weighted average shares of common
     stock outstanding ..................................     1,585,737       1,585,737      1,585,737     1,585,737

Common shares assumed outstanding
     to reflect the dilutive effect of warrants
     to purchase common stock ...........................        53,753          53,622         48,334        54,144

Common shares assumed outstanding to
     reflect the dilutive effect of stock options
     to purchase common stock ...........................        39,247          39,055         31,288        39,821
                                                              ---------       ---------      ---------     ---------

Weighted average number of shares of
     common stock and common stock
     equivalents outstanding ............................     1,678,737       1,678,414      1,665,359     1,679,702
                                                              =========       =========      =========     =========

         On January 1, 1995, the Company adopted Statement of Financial Accounting Standards No. 114 ("FAS 114"), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 ("FAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These two Statements address the accounting by creditors for impairment of certain loans and generally require the Company to identify loans for which the Company probably will not receive full repayment of principal and interest, as impaired loans. These two Statements require that impaired loans be valued at either
(i) the present value of expected future cash flows, discounted at the loan's effective interest rate, or (ii) at the observable market price of the loan, or
(iii) the fair value of the underlying collateral if the loan is collateral dependent. The Company implemented these two statements by modifying its quarterly review of the adequacy of the allowance for credit losses to also identify and value impaired loans in accordance with the guidance in these two Statements. The adoption of these two Statements did not have any material effect on the results of operations for the nine and three months ended September 30, 1996 and 1995.

         The Company considers a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and interest payments (other than minimum delays or shortfalls in payments), and (iii) other information known by the Company which would indicate that full repayment of the principal and interest is not probable. In evaluating loans for impairment, the Company generally considers delinquencies of 60 days or less to be minimum delays, and accordingly does not consider such delinquent loans to be impaired in the absence of other indications of impairment.

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

         The Company evaluates all non-accrual loans as well as any accruing loans exhibiting collateral or other credit deficiencies for impairment. With respect to impaired collateral-dependent loans, any portion of the recorded investment in the loan that exceeds the fair value of the collateral is charged-off.

         For impairment recognized in accordance with these two Statements, the entire change in the present value of expected cash flows, or the entire change in estimated fair value of collateral for collateral dependent loans, is reported as a provision for credit losses in the same manner in which impairment initially was recognized or as a reduction in the amount of the provision that otherwise would be reported.

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


NOTE 2 - BUSINESS COMBINATION

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

         As of September 30, 1996 (unaudited) and December 31, 1995, loan commitments totaled $7,626,000 and $6,284,000, respectively, and standby letters of credit totaled $1,326,000 and $1,259,000, respectively. Since many of these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

         The Company is party to litigation and claims arising in the normal course of business. Management does not believe that there are any pending or threatened proceedings against the Company which, if determined adversely, would have a material adverse effect on the Company's financial position, liquidity or results of operations.


NOTE 5 - ALLOWANCE FOR CREDIT LOSSES

         The activity in the allowance for credit losses was as follows (in thousands):

                                                                      FOR THE THREE                 FOR THE NINE
                                                                      MONTHS ENDED                  MONTHS ENDED
                                                                      SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 ----------------------         --------------------
                                                                  1996            1995           1996          1995
                                                                 ------          ------         ------        ------
                                                                                     (Unaudited)
Balance at beginning of period ..........................        $1,733          $  874         $1,195        $  830
Allowance related to loans purchased
     from FSB/Osceola ...................................             -               -             25            37
Allowance related to the FSB/Osceola sale ...............             -               -              -          (119)
Provision for credit losses .............................           124             775            580           925
Net loans charged-off (recovered) .......................          (158)           (351)          (101)         (375)
                                                                 ------          ------         ------        ------

Balance at end of period ................................        $1,699          $1,298         $1,699        $1,298
                                                                 ======          ======         ======        ======

         As of September 30, 1996 (unaudited) and December 31, 1995, non-accrual loans totaled $3,353,000 and $1,607,000, respectively. For the nine and three months ended September 30, 1996 and 1995, interest income that would have been recorded under the original terms of non-accrual loans and the interest income actually recognized were as follows:

                                                                          1996                          1995
                                                                  ---------------------          -------------------
                                                                  NINE            THREE          NINE          THREE
                                                                  -----           -----          -----         -----
                                                                                      (Unaudited)
                                                                                     (In thousands)
Interest income under the original terms ................         $ 304           $  92          $ 103         $  34
Interest income actually recognized .....................           202             108             77            12
                                                                  -----           -----          -----         -----

Interest income foregone ................................         $ 102           $ (16)         $  26         $  22
                                                                  =====           =====          =====         =====

         As a result of the Company's review, impaired loans totaled approximately $2,041,000 and $1,182,000 and the allowance for credit losses related to these loans totaled $724,000 and $156,000 as of September 30, 1996 (unaudited) and December 31, 1995, respectively. For the nine months ended September 30, 1996 and 1995 (unaudited), the amount of interest income recognized on impaired loans was $194,000 and $85,000, while the amount of interest income received on impaired loans was $112,000 and $67,000, respectively. For the three months ended September 30, 1996 and 1995 (unaudited), the amount of interest income recognized on impaired loans was $56,000 and $28,000, respectively, while the amount of interest income received on impaired loans was $18,000 and $12,000, respectively. The average balance of impaired loans amounted to $1,611,000 and $668,000 during the nine months ended September 30, 1996 and 1995 (unaudited), respectively. The average balance of impaired loans amounted to $2,884,000 and

$767,000 during the three months ended September 30, 1996 and 1995 (unaudited), respectively. Impaired loans increased primarily due to the increase in non-performing loans. For a discussion of this increase, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Classification of Assets."


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

Increases in Non-Performing Assets; Additional Provisions for Credit Losses

         During the nine and three months ended September 30, 1996, the Company experienced a significant increase in non-performing assets and additional provisions for credit losses. As of September 30, 1996, total non-performing loans were $3.4 million (or 4.73% of total loans), compared to $1.8 million (or 2.52% of total loans) as of December 31, 1995, and $1,100,000 (or 1.55% of total loans) as of September 30, 1995. Total non-performing assets as of

September 30, 1996 were $3.5 million (or 3.35% of total assets), compared to $2.1 million (or 1.86% of total assets) as of December 31, 1995, and $1.3 million (or 1.16% of total assets) as of September 30, 1995. During the nine and three months ended September 30, 1996, the provision for credit losses was $580,000 and $124,000, respectively, compared to $925,000 and $775,000 during the nine and three months ended September 30, 1995, or respective decreases of 37.30% and 84.00%. As of September 30, 1996 and December 31, 1995, the allowance for credit losses was 2.40% and 1.67%, respectively, of total loans receivable, and was 50.69% and 66.17%, respectively, of non-performing loans. See "-- Financial Condition -- Classification of Assets."

Increases in Non-Interest Expenses

         During the nine and three months ended September 30, 1996, the Company also experienced increases in non-interest expenses. See "-- Results of Operations -- Non-Interest Expenses."

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

Changes in Executive Officers

         Charles E. Harris resigned as a director and Chairman of the Board and Chief Executive Officer of FCB effective July 15, 1996. David Carleton Hall left his position as Senior Vice President and Chief Financial Officer of FCB on August 31, 1996. Messrs. Harris and Hall both joined FCB to assist in implementing its business strategy of combining with other community banks in Florida, and their departure is primarily related to the termination of the First Mercantile Merger and the Prime Bank Merger and the change in the Company's business strategy described above. J.E. Stephens resigned on September 1, 1996 as the Vice Chairman and President. On July 15, 1996, Robert
W. Stickler, who also serves as Vice Chairman of FCB, was elected Chief Executive Officer of FCB. On August 19, 1996, the Board of Directors of FCB elected Donald K. Stephens as Chairman of the Board.


GENERAL

         The Company's results of operations are primarily dependent upon the results of operations of First Commerce/Polk County. First Commerce/Polk County conducts a commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). First Commerce/Polk County's profitability depends primarily on net interest income, which is the excess of interest income generated from interest-earning assets (i.e., loans, investments and federal funds sold) over interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon First Commerce/Polk County's interest-rate spread which is the excess of average yield earned on its interest-earning assets over the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest-rate spread is impacted by interest rates and the amounts of deposits and loans. Additionally, First Commerce/Polk County's profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and income from the sale of loans and investment securities. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, professional fees, data processing costs, deposit insurance premiums paid to the FDIC, and other operating expenses.

         Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of the Company at September 30, 1996 and December 31, 1995, and the results of operations of the Company for the nine and three months ended September 30, 1996 and 1995. This discussion should be read in conjunction with the unaudited consolidated financial statements and related unaudited footnotes of the Company presented elsewhere herein.

LIQUIDITY

FCB

         FCB is a legal business entity separate and distinct from First Commerce/Polk County. FCB's principal source of cash flow during 1996 and 1995 was the sale of the FSB/Osceola stock on May 1, 1995 for $1.8 million in cash and interest income on its portfolio of loans purchased from FSB/Osceola and cash on deposit ($0.9 million and $2.0 million as of September 30, 1996 and December 31, 1995, respectively) with First Commerce/Polk County, which totaled $81,000 during the nine months ended September 30, 1996. Possible future sources of cash flow for FCB include dividends or management fees from First Commerce/Polk County. However, there are various statutory limitations on the ability of First Commerce/Polk County to pay dividends, extend credit, or otherwise supply funds to FCB. The FDIC and the Florida Department of Banking and Finance ("Florida Department") also have the general authority to limit the dividends paid by insured banks and bank holding companies. FCB has not paid any cash dividends to its shareholders.

         During the nine months ended September 30, 1996, the Company's cash and cash equivalents decreased $3,554,000, to $6.8 million as of September 30, 1996 from $10.4 million as of December 31, 1995. During the nine months ended September 30, 1996, investing activities provided $3.9 million of cash, and financing activities used $8.6 million of cash. The Company's total assets decreased $8.5 million from December 31, 1995 to September 30, 1996. This decrease was primarily attributable to the $3.5 million decrease in the investment portfolio, the $1.3 million decrease in loans and the $6.1 million decrease in First Commerce/Polk County's time deposits. Since the FSB/CBC Merger, First Commerce/Polk County has reduced the interest rates it offers on time deposits resulting in a decrease in time deposits. First Commerce/Polk County has primarily used the proceeds from maturing investment securities to fund these deposit outflows.

First Commerce/Polk County

         Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, First Commerce/Polk County's cash flows are generated from interest and fee income, as well as from loan repayments and the maturity of investment securities held-to-maturity. In addition to cash and due from banks, First Commerce/Polk County considers all investment securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment and the asset/liability mix within the balance sheet. As of September 30, 1996 and December 31, 1995, First Commerce/Polk County had commitments to originate loans totaling $.9 million and $7.5 million, respectively. In addition, scheduled maturities of certificates of deposit during the year following September 30, 1996 and December 31, 1995 totaled $34.2 million and $35.1 million, respectively. Management believes that First Commerce/Polk County has adequate resources to fund all its commitments, and, if so desired, that First Commerce/Polk County can adjust the interest rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

         A state-chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its transaction deposit accounts and 8% of its non-transaction deposit accounts. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable investment securities as determined by the rules of the Florida Department, such as federal funds sold and United States securities or obligations guaranteed by the United States. As of September 30, 1996 and December 31, 1995, First Commerce/Polk County had a liquidity ratio of 32.37% and 31.35%, respectively.

CAPITAL RESOURCES

         FCB's total stockholders' equity was $10.58 million and $10.52 million as of September 30, 1996 and December 31, 1995, respectively, or an increase of approximately $60,000. This increase was primarily the result of earnings of $152,000 by FCB from December 31, 1995 to September 30, 1996 offset by the change of $91,000 in the unrealized securities gains (losses). FCB's total stockholders' equity was 10.07% and 9.30% of total assets as of September 30, 1996 and December 31, 1995, respectively. First Commerce/Polk County's total stockholders' equity was $9.4 million and $8.45 million as of September 30, 1996 and December 31, 1995, respectively, or an increase of $904,000. This increase was the result primarily of First Commerce/Polk County's net income during the nine months ended September 30, 1996 of $244,000 less the $91,000 change in the unrealized securities gains (losses) from December 31, 1995 to September 30, 1996 and capital contribution from FCB of $750,000 during July 1996.

         The federal banking regulatory authorities have adopted certain
"prompt corrective action" rules with respect to depository institutions. The rules establish five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. As of September 30, 1996 and December 31, 1995, First Commerce/Polk County met the capital ratios of a "well capitalized" financial institution with a total risk-based capital ratio of 14.05% and 11.39%, a Tier
1 risk-based capital ratio of 11.89% and 10.17%, and a Tier 1 leverage ratio of 8.71% and 7.44%, respectively. Depository institutions which fall below the "adequately capitalized" category generally are prohibited from making any capital distribution, are subject to growth limitations, and are required to submit a capital restoration plan. There are a number of requirements and restrictions that may be imposed on institutions treated as "significantly undercapitalized" and, if the institution is "critically undercapitalized," the banking regulatory agencies have the right to appoint a receiver or conservator.

         The current Federal bank regulatory guidelines require all bank holding companies and federally-regulated banks to maintain a risk-based total capital ratio equal to 8.00%, of which at least 4.00% must be Tier 1 capital. As of September 30, 1996 and December 31, 1995, FCB's Tier 1 capital ratio was 13.56% and 12.72%, respectively, and total capital ratio was 15.78% and 13.94%, respectively.

         In accordance with risk capital guidelines issued by the FDIC, First Commerce/Polk County is required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, the FDIC requires banks to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to total assets. The leverage-capital ratio ranges from 3% to 5% based on the bank's rating under the regulatory rating system. The required leverage-capital ratio for First Commerce/Polk County at September 30, 1996 and December 31, 1995 was 4%. The following table summarizes the regulatory capital levels and ratios for First Commerce/Polk County:

                                                                                ACTUAL        REGULATORY
                                                                                RATIOS       REQUIREMENT
                                                                                ------       -----------
AT SEPTEMBER 30, 1996:
Total capital to risk-weighted assets ...................................       14.05%          8.00%
Tier I capital to risk-weighted assets  .................................       11.89%          4.00%
Tier I capital to total assets - leverage ratio .........................        8.71%          4.00%

AT DECEMBER 31, 1995:
Total capital to risk-weighted assets ...................................       11.39%          8.00%
Tier I capital to risk-weighted assets ..................................       10.17%          4.00%
Tier I capital to total assets - leverage ratio .........................        7.44%          4.00%

RESULTS OF OPERATIONS

General

         The Company's net income was $152,000, or $.09 per share, for the nine months ended September 30, 1996, as compared to $659,000, or $.44 per share, for the nine months ended September 30, 1995, or a decrease of $507,000 or 76.93%. The Company's income before taxes on income and minority interest was $217,000 for the nine months ended September 30, 1996, as compared to $1,110,000 for the nine months ended September 30, 1995, or a decrease of $893,000 or 80.45%. For the nine months ended September 30, 1996 and 1995, certain of the significant transactions affecting income before taxes on income and minority interest were as follows:

                                                                                                        INCREASE
                                                                                                       (DECREASE)
                                                                                                         TO 1996
                                                                                                          FROM
                                                                                 1996       1995          1995
                                                                                 ----       ----       ----------
                                                                                              (In thousands)
Provision for credit losses excluding
    FSB/Osceola's provision for credit losses .........................         $ 580       $ 898        $(318)
                                                                                =====       =====        =====

Gain on sale of stock in FSB/Osceola ..................................         $   -       $ 564        $(564)
                                                                                =====       =====        =====

Recognition of deferred gain on sale of building ......................         $   -       $ 171        $(171)
                                                                                =====       =====        =====

         The Company's net income was $65,000, or $.04 per share, for the three months ended September 30, 1996, as compared to a net loss of $(111,000), or $(.07) per share, for the three months ended September 30, 1995, or an increase of $176,000 or 158.56%. The Company's income before taxes on income and minority interest was $109,000 for the three months ended September 30, 1996, as compared to a loss before income tax benefit and minority interest of $(176,000) for the three months ended September 30, 1995, or an increase of $285,000 or 156.82%. For the three months ended September 30, 1996 and 1995, certain of the significant transactions affecting income (loss) before taxes on income (income tax benefit) and minority interest were as follows:

                                                                                                        INCREASE
                                                                                                       (DECREASE)
                                                                                                         TO 1996
                                                                                                          FROM
                                                                                1996        1995          1995
                                                                                ----        ----       ----------
                                                                                              (In thousands)
Provision for credit losses excluding
    FSB/Osceola's provision for credit losses .........................         $ 124       $ 775         $(651)
                                                                                =====       =====         =====
Recognition of deferred gain on sale of building ......................         $   -       $ 171         $(171)
                                                                                =====       =====         =====

         The Company's earnings have been adversely affected by the increase of non-performing assets to $3.5 million as of September 30, 1996 from $2.1 million as of December 31, 1995, resulting in an increase in the provision for credit losses, legal expenses, other real estate owned expenses and an increase in interest income foregone. For a discussion of the increase in the provision for credit losses, see "--Provision for Credit Losses," "--Financial Condition--Classification of Assets," and "--Financial Condition--Allowance
for Credit Losses."   As of September 30, 1996 and December 31, 1995,
non-accrual loans totaled $3.3 million and $1.6 million, respectively. For the nine and three months ended September 30, 1996 and 1995, interest income that would have been recorded under the original terms of non-accrual loans and the interest income actually recognized were as follows:

                                                                          1996                          1995
                                                                 ---------------------          ---------------------
                                                                  NINE          THREE           NINE           THREE
                                                                 ------         ------          -----          ------
                                                                                    (In thousands)
Interest income under the original terms ................        $  304         $   92          $ 103          $   34
Interest income actually recognized .....................           202            108             77              12
                                                                 ------         ------          -----          ------
Interest income foregone ................................        $  102         $  (16)         $  26          $   22
                                                                 ======         ======          =====          ======

         For a discussion of the sale of FSB/Osceola, see "--Recent Developments" and "--Sale of FSB/Osceola." During the four months ended April 30, 1995, FSB/Osceola had a net loss of $56,000 including a realized $110,000 loss on the sale of investment securities sold in conjunction with the sale of FSB/Osceola. During the nine and three months ended September 30, 1996, FCB had the use of the $1.8 million proceeds from the sale of FSB/Osceola stock of which $750,000 was contributed as capital to First Commerce /Polk County and $850,000 invested in federal funds sold.

         During the nine and three months ended September 30, 1996, the Company charged to expense $86,000 and $2,000, respectively, of costs related to the FSB/CBC Merger, First Mercantile Merger and Prime Bank Merger, as compared to $129,000 and $4,000 during the nine and three months ended September 30, 1995. See "--Other Expenses."

         For the nine and three months ended September 30, 1996 and 1995, selected ratios were as follows:

                                                                        1996                         1995
                                                                  -----------------          ---------------------
                                                                  NINE        THREE          NINE            THREE
                                                                  ----        -----          ----            -----
Average equity as a percentage
   of average assets  ...................................         9.69%       9.87%          8.45%           8.62 %
Return (Loss) on average assets .........................          .14%        .06%           .56%           (.08)%
Return (Loss) on average equity .........................         1.44%        .62%          6.64%           (.96)%
Non-interest expense to average assets ..................         3.62%       1.24%          3.14%            .89 %

         For the nine months ended September 30, 1996 and 1995, the Company's
(i) interest income from interest-earning assets and the resultant average yield; (ii) interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) net interest spread; and (v) net interest margin were as follows:

                                                               1996                                  1995
                                               -----------------------------------   -----------------------------------
                                                                           AVERAGE                               AVERAGE
                                               AVERAGE                      YIELD/   AVERAGE                      YIELD/
                                               BALANCE       INTEREST       RATE     BALANCE       INTEREST        RATE
                                               -------       --------      -------   -------       --------      -------
ASSETS:                                                                (Dollars in thousands)
Interest-earning assets:
    Loans receivable:(1)
         Commercial .......................... $ 17,816       $1.521        11.38%   $ 23,427       $2,210        12.58%
         Real estate-construction ............    3,327          192         7.70       3,354          265        10.53
         Real estate-mortgage(2) .............   43,012        3,434        10.65      37,630        2,795         9.90
         Consumer and other ..................    7,144          372         6.92       6,063          366         8.05
                                               --------       ------        -----    --------       ------        -----
    Total loans, net of unearned income ......   71,299        5,519        10.32      70,474        5,636        10.66
    Investments - taxable ....................   25,320          987         5.20      27,460        1,257         6.10
    Investments - tax free(3) ................    1,055           50        10.08       1,144           48         9.00
    Federal funds sold .......................    4,306          209         6.47      11,164          489         5.84
                                               --------       ------        -----    --------       ------        -----
         Total interest-earning assets .......  101,980        6,765         8.83     115,651        7,430         8.99
                                                              ------        -----                   ------        -----
Cash and due from banks ......................    4,286                                 5,638
Allowance for credit losses ..................   (1,447)                               (1,064)
Other non-earning assets .....................    4,037                                 5,082
                                               --------                              --------
Total assets ................................. $108,856                              $119,898
                                               ========                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
    NOW accounts ............................. $ 14,273       $  248         2.32%   $ 15,118       $  252         2.22%
    Money market .............................    4,525          136         4.01       6,458          155         3.20
    Savings ..................................    8,139          137         2.24       9,217          157         2.27
    Time deposits under $100,000 .............   46,913        1,904         5.41      50,264        2,080         5.52
    Time deposits $100,000 and over ..........    7,435          294         5.28      12,605          475         5.02
                                               --------       ------        -----    --------       ------        -----
    Total interest-bearing liabilities .......   81,285        2,719         4.46      93,662        3,119         4.44
                                                              ------        -----                   ------        -----
Demand deposits ..............................   16,249                                13,705
Other liabilities and minority interest ......      770                                 2,016
Stockholders' equity .........................   10,552                                10,515
                                               --------                              --------
Total liabilities and stockholders' equity ... $108,856                              $119,898
                                               ========                              ========

SPREAD AND INTEREST DIFFERENTIAL:
Net interest  income  ........................                $4,046                                $4,311
                                                              ======                                ======
Interest-rate spread(4) ......................                               4.37%                                 4.55%
                                                                            =====                                  ====
Net interest margin(5)  ......................                               5.28%                                 5.21%
                                                                            =====                                  ====
Excess of total interest-earning assets
    over total interest-bearing liabilities .. $ 20,695                              $ 16,580
                                               ========                              ========

---------------------------
(1)  Includes loans on non-accrual status.
(2) Interest income on mortgage loans included loan fees recognized as income of $73,000 and $105,000 during the nine months ended September 30, 1996 and 1995, respectively.
(3) Yields on tax-free investments are computed on a tax equivalent basis using a 37.3% effective income tax rate.
(4) Interest-rate spread represents the excess of the average yield on interest-earning assets over the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

         For the three months ended September 30, 1996 and 1995, the Company's
(i) interest income from interest-earning assets and the resultant average yield; (ii) interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) net interest spread; and (v) net interest margin were as follows:

                                                               1996                                  1995
                                               -----------------------------------   ------------------------------------
                                                                           AVERAGE                                AVERAGE
                                               AVERAGE                     YIELD/    AVERAGE                      YIELD/
                                               BALANCE       INTEREST       RATE     BALANCE       INTEREST        RATE
                                               -------       --------      -------   -------       --------       -------
ASSETS:                                                                 (Dollars in thousands)
Interest-earning assets:
    Loans receivable:(1)
         Commercial .....................      $ 15,099       $  458        12.13%   $ 25,404       $  899        14.16%
         Real estate-construction .......         2,335           59        10.11       3,264           89        10.91
         Real estate-mortgage(2) ........        47,125        1,162         9.86      35,226          791         8.98
         Consumer and other .............         6,303          124         7.81       4,695           29         2.47
                                               --------       ------        -----    --------       ------        -----
    Total loans, net of unearned income..        70,862        1,803        10.17      68,589        1,808        10.54
    Investments - taxable ...............        24,157          321         5.17      30,108          460         6.11
    Investments - tax free(3) ...........         1,052           17        10.31       1,091           14         8.23
    Federal funds sold ..................         4,213           59         5.60       7,957          116         5.83
                                               --------       ------        -----    --------       ------        -----
         Total interest-earning assets...       100,284        2,200         8.74     107,745        2.398         8.90
                                                              ------        -----                   ------        -----
Cash and due from banks .................         4,124                                 4,482
Allowance for credit losses .............        (1,716)                               (1,106)
Other non-earning assets ................         3,938                                 6,124
                                               --------                              --------
Total assets ............................      $106,630                              $117,245
                                               ========                              ========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
    NOW accounts ........................      $ 13,518       $   86         2.54%   $ 14,803       $   80         2.16%
    Money market ........................         5,347           40         2.99       6,354           49         3.08
    Savings .............................         8,336           47         2.26       8,356           46         2.20
    Time deposits under $100,000 ........        45,529          615         5.40      51,510          742         5.76
    Time deposits $100,000 and over .....         6,277           85         5.42      12,994          146         4.49
                                               --------       ------        -----    --------       ------        -----
    Total interest-bearing liabilities...        79,007          873         4.42      94,017        1,063         4.52
                                                              ------        -----                   ------        -----
Demand deposits .........................        16,305                                10,881
Other liabilities and minority interest..           792                                   752
Stockholders' equity  ...................        10,526                                11,595
                                               --------                              --------

Total liabilities and stockholders'
    equity  .............................      $106,630                              $117,245
                                               ========                              ========

SPREAD AND INTEREST DIFFERENTIAL:
Net interest  income ....................                     $1,327                                $1,335
                                                              ======                                ======
Interest-rate spread(4) .................                                    4.32%                                 4.38%
                                                                            =====                                 =====
Net interest margin(5) ..................                                    5.25%                                 4.96%
                                                                            =====                                 =====
Excess of total interest-earning assets
    over total interest-bearing
    liabilities .........................      $ 21,277                              $ 13,728
                                               ========                              ========

-----------------------
(1)   Includes loans on non-accrual status.
(2) Interest income on mortgage loans included loan fees recognized as income of $25,000 and $21,000 during the three months ended September 30, 1996 and 1995, respectively.
(3) Yields on tax-free investments are computed on a tax equivalent basis using a 37.3% effective income tax rate.
(4) Interest-rate spread represents the excess of the average yield on interest-earning assets over the average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income divided by average interest-earning assets.

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

         The following table sets forth certain information regarding changes in the Company's interest income and interest expense during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in interest rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

                                                                     INCREASE (DECREASE) DUE TO
                                                      ---------------------------------------------------------
                                                                                        RATE/
                                                       RATE            VOLUME          VOLUME            TOTAL
                                                      -----           -------          ------           -------
INTEREST-EARNING ASSETS:                                              (Dollars in thousands)
Loans receivable:
    Commercial ..............................         $ 649           $(1,036)         $ (302)          $ (689)
    Real estate construction ................           (73)               (2)              2              (73)
    Real estate mortgage ....................           210               395              34              639
    Consumer and other ......................           (53)               67              (8)               6
                                                      -----           -------          ------           ------
    Total loans receivable ..................           733              (576)           (274)            (117)
Investments - taxable .......................          (190)              (97)             17             (270)
Investments - tax free(1) ...................             6                (4)              -                2
Federal funds sold ..........................          (172)             (167)             59             (280)
                                                      -----           -------          ------           ------
Total interest-earning assets ...............           377              (844)           (198)            (665)
                                                      -----           -------          ------           ------

INTEREST-BEARING LIABILITIES:
Deposits:
    NOW accounts ............................             4                (8)              -               (4)
    Money market ............................            34               (44)             (9)             (19)
    Savings .................................            (6)              (15)              1              (20)
    Time deposits under $100,000 ............           (94)              (88)              6             (176)
    Time deposits $100,000 and over .........            10              (188)             (3)            (181)
                                                      -----           -------          ------           ------
Total interest-bearing liabilities ..........           (52)             (343)             (5)            (400)
                                                      -----           -------          ------           ------

NET CHANGE IN NET INTEREST INCOME ...........         $ 429           $  (501)         $ (193)          $ (265)
                                                      =====           =======          ======           ======

-----------------------------------
(1) Yields on tax-free investments are computed on a tax equivalent basis using a 37.3% effective income tax rate.

         The Company's net interest income was $4.0 million for the nine months ended September 30, 1996 compared with $4.3 million for the nine months ended September 30, 1995, or a decrease of $275,000 or 6.38%. This decline in net interest income resulted primarily from a decrease in interest-earning assets and interest-bearing liabilities, which reduced net interest income by $501,000. The 2.08% volume decrease during the nine months ended September 30, 1996 from the nine months ended September 30, 1995 in loan interest income was primarily attributable to the 30 basis point decrease in average yield, and the 30.55% volume decrease in the total of interest income for investment securities and federal funds sold was primarily attributable to the 22.85% decrease in average investment securities and federal funds sold. For a discussion of the purchase of loans from FSB/Osceola, see "--

Recent Developments" and "Sale of FSB/Osceola." The yield on the total of investments and federal funds sold decreased 45 basis points, primarily reflecting the 90 basis point decrease in the yield on the taxable investment securities partially offset by the 63 basis point increase in federal funds interest rates during the nine months ended September 30, 1996 from the nine months ended September 30, 1995. The rate of prepayment on mortgage-backed securities tend to increase as interest rates decrease and tend to decrease as interest rates increase. In addition, the changes in the rate of prepayment tends to lag behind the changes in interest rates. An increase in the rate of prepayment accelerates the amortization of premiums on mortgage-backed securities which reduces the effective yield on these investments. During the first three months of 1996, interest rates generally decreased and during the second quarter of 1996, interest rates generally increased. This resulted in an increase in the rate of prepayment during the first quarter of 1996 which extended into the second quarter; however, near the end of the second quarter, the rate of prepayment slowed down and remained steady during the third quarter. During the nine months ended September 30, 1996, net premium amortization on investment securities was $175,000. The 12.82% volume decrease in interest expense during the nine months ended September 30, 1996 from the nine months ended September 30, 1995 was primarily attributable to the 13.22% decrease in average interest-bearing liabilities. The interest rates paid on interest-bearing liabilities increased 2 basis points as First Commerce/Polk County paid higher interest rates primarily on time deposits during the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995. The overall result was an increase in the net interest margin to 5.28% during the nine months ended September 30, 1996 from 5.21% during the nine months ended September 30, 1995.

         The following table sets forth certain information regarding changes in the Company's interest income and interest expense during the three months ended September 30, 1996 as compared to the three months ended September 30, 1995. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in interest rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).

                                                                     INCREASE (DECREASE) DUE TO
                                                       -------------------------------------------------------
                                                                                        RATE/
                                                       RATE            VOLUME           VOLUME           TOTAL
                                                       -----           ------           ------           -----
INTEREST-EARNING ASSETS:                                               (Dollars in thousands)
Loans receivable:
    Commercial ................................        $(111)          $(374)            $ 44            $(441)
    Real estate construction ..................           (5)            (26)               1              (30)
    Real estate mortgage ......................           97             246               28              371
    Consumer and other ........................           65               9               21               95
                                                       -----           -----             ----            -----
    Total loans receivable ....................           46            (145)              94               (5)
Investments - taxable .........................         (100)            (55)              16             (139)
Investments - tax free(1) .....................            3               -                -                3
Federal funds sold ............................            5             (59)              (3)             (57)
                                                       -----           -----             ----            -----
Total interest-earning assets .................          (46)           (259)             107             (198)
                                                       -----           -----             ----            -----

INTEREST-BEARING LIABILITIES:
Deposits:
    NOW accounts ..............................           12              (5)              (1)               6
    Money market ..............................           (2)             (7)               -               (9)
    Savings ...................................            -               1                -                1
    Time deposits under $100,000 ..............          (62)            (69)               4             (127)
    Time deposits $100,000 and over ...........           26             (73)             (14)             (61)
                                                       -----           -----             ----            -----
Total interest-bearing liabilities ............          (26)           (153)             (11)            (190)
                                                       -----           -----             ----            -----

NET CHANGE IN NET INTEREST INCOME .............        $ (20)          $(106)            $118            $  (8)
                                                       =====           =====             ====            =====

--------------------------------
(1) Yields on tax-free investments are computed on a tax equivalent basis using a 37.3% effective income tax rate.

         The Company's net interest income was $1.3 million for the three months ended September 30, 1996 compared with $1.3 million for the three months ended September 30, 1995, or a decrease of $8,000 or .60%. This decline in net interest income resulted primarily from interest rate changes, which reduced net interest income by $20,000 and a decrease in interest-earning assets and interest-bearing liabilities, which reduced net interest income by $106,000. The .28% volume decrease during the three months ended September 30, 1996 from the three months ended September 30, 1995 in loan interest income was primarily attributable to a 30 basis point decrease in the average yield. For a discussion of the purchase of loans from FSB/Osceola, see "--Recent Developments" and "Sale of FSB/Osceola." The yield on the total of investments and federal funds sold decreased 63 basis points, primarily reflecting the 94 basis point decrease in the yield on the taxable investment securities and the 23 basis point decrease in federal funds interest rates during the three months ended September 30, 1996 from the three months ended September 30, 1995. As noted in the above discussion on the rate of prepayment of mortgage-backed securities, during the three months ended September 30, 1996, net premium amortization on investment securities was $37,000. The 17.87% volume decrease during the three months ended September 30, 1996 from the three months ended September 30, 1995 in interest expense was primarily attributable to the 15.97% decrease in average interest-bearing liabilities. The interest rates paid on interest bearing liabilities decreased 10 basis points as First Commerce/Polk County reduced the interest rates it offers on time deposits during 1996. The overall result was an increase in the net interest margin to 5.25% during the three months ended September 30, 1996 from 4.96% during the three months ended September 30, 1995.

Provision for Credit Losses

         The provision for credit losses is charged to earnings to bring the allowance for credit losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by the Company, the amounts of non-performing loans, collateral, general economic conditions, particularly as they relate to the Company's market area, and other factors related to the collectibility of the Company's loan portfolio. During the nine and three months ended September 30, 1996, the provision for credit losses was $580,000 and $124,000, respectively, as compared to $925,000 and $775,000 during the nine and three months ended September 30, 1995, or respective decreases of $345,000 or 37.30% and $651,000 or 84.00%. The decrease in the provision for credit losses is due to $193,000 received in recoveries as of September 30, 1996, $1,817,000 of troubled loans being paid or paid-off in 1996 and management's assessment of the collateral values underlying the related debt. As of September 30, 1996 and December 31, 1995, the allowance for credit losses was 2.4% and 1.67%, respectively, of total loans receivable, and was 50.69% and 66.17%, respectively, of non-performing loans. The decrease in the ratio of the allowance for credit losses to non-performing loans from December 31, 1995 to September 30, 1996 resulted from the $1.5 million increase in non- performing loans while the allowance for credit losses increased $504,000. For a discussion of the non-performing loans as of September 30, 1996, see "--Financial Condition -- Classification of Assets." For a discussion of the allocation of the allowance for credit losses and net loan recoveries, see "--Financial Condition -- Allowance for Credit Losses."

Non-Interest Income

         Non-interest income is primarily composed of service charges and fees and gains on sales of assets. During the nine and three months ended September 30, 1996, non-interest income was $692,000 and $226,000, respectively, as compared to $1,408,000 and $462,000 during the nine and three months ended September 30, 1995, or respective decreases of $716,000 or 50.85% and $236,000 or 51.08%.

         The following two items were included in the 1995 non-interest income amounts presented in the prior paragraph. On May 1, 1995, FCB sold its stock ownership in FSB/Osceola and recognized a gain on sale of $564,000. The Company recognized a deferred gain on sale of building of $171,000 during the three months ended September 30, 1995 which resulted from the sale of FSB/Osceola's building.

         During the nine and three months ended September 30, 1996, service charges and fees were $615,000 and $208,000, respectively, as compared to $718,000 and $243,000 during the nine and three months ended September 30, 1995, or respective decreases of $103,000 or 14.35% and $35,000 or 14.40%.
These decreases were primarily
attributable to the May 1, 1995 sale of FSB/Osceola (which contributed $60,000 of service charges and fees to consolidated non-interest income during the nine ended September 30, 1995) and a decrease in deposits of $8.8 million from December 31, 1995 to September 30, 1996 which reduced deposits subject to service charges and fees.

Non-Interest Expenses

         During the nine and three months ended September 30, 1996, non-interest expenses were $3.9 million and $1.3 million, respectively, as compared to $3.7 million and $1.2 million during the nine and three months ended September 30, 1995, or respective increases of $257,000 or 6.98% and $122,000 or 10.18%. The following sets forth additional information on certain other expense categories which had significant changes.

         Compensation and benefits increased $257,000 or 15.88% to $1.9 million during the nine months ended September 30, 1996, from $1.6 million during the nine months ended September 30, 1995, and increased $84,000 or 15.97% to $610,000 during the three months ended September 30, 1996 from $526,000 during the three months ended September 30, 1995. This increase was primarily due to an increase in the number of employees at First Commerce/Polk County and annual compensation and benefit increases for existing employees, offset by the decrease due to the May 1, 1995 sale of FSB/Osceola (which had compensation and benefits expense of $126,000 during the nine months ended September 30, 1995). Excluding FSB/Osceola, the Company's compensation and benefits increased $383,000 or 25.67% to $1.9 million during the nine months ended September 30, 1996, from $1.5 million during the nine months ended September 30, 1995. These increases were due to approximately $57,000 and $23,000 of additional compensation and benefits for existing employees during the nine and three months ended September 30, 1996, respectively, and $103,000 and $37,000 for new employees during the nine and three months ended September 30, 1996, respectively.

         Professional fees increased $19,000 or 5.37% to $373,000 during the nine months ended September 30, 1996, from $354,000 during the nine months ended September 30, 1995, and decreased $38,000 or 23.31% to $125,000 during the three months ended September 30, 1996, from $163,000 during the three months ended September 30, 1995. The $19,000 increase during the nine months ended September 30, 1996 resulted primarily from an increase in accounting and legal expenses related to the First Mercantile Merger and Prime Bank Merger.
The $38,000 decrease during the three months ended September 30, 1996 resulted primarily from FCB incurring merger costs in 1995 related to the FSB/CBC Merger.

         Data processing expense increased $37,000 or 16.74% to $258,000 during the nine months ended September 30, 1996, from $221,000 during the nine months ended September 30, 1995, and increased $15,000 or 19.23% to $93,000 during the three months ended September 30, 1996, from $78,000 during the three months ended September 30, 1995. These increases were primarily attributable to the increased charges from the data processing service bureau.

         Stationery and supplies expense decreased $5,000 or 3.73% to $129,000 during the nine months ended September 30, 1996, from $134,000 during the nine months ended September 30, 1995, and increased $6,000 or 16.22% to $43,000 during the three months ended September 30, 1996, from $37,000 during the three months ended September 30, 1995. The decrease resulted primarily from the decrease in stationery purchases. Anticipating the FSB/CBC Merger, during the three months ended September 30, 1995, FSB and CBC reduced stationery purchases in an endeavor to use up existing supplies before the FSB/CBC Merger.

         FDIC insurance expense was $112,000 and $94,000 during the nine and three months ended September 30, 1996, respectively, as compared to $122,000 and $5,000 during the nine and three months ended September 30, 1995, or a decrease of $10,000 or 8.20% and an increase of $89,000 or 1,780.00%, respectively. The decrease during the nine months ended September 30, 1996 resulted primarily from the FDIC's reduction in insurance premiums and the inclusion in the nine months ended September 30, 1995 of $12,000 of FSB/Osceola's FDIC insurance premiums while none was included in the same periods during 1996. The FDIC insurance premiums during 1996 resulted primarily from FDIC insurance on First Commerce/Polk County's Oakar deposits. The increase during the three months ended September 30, 1996 resulted from a one time special assessment on Oakar deposits being charged during the third quarter of $82,000.

         Other expenses were $411,000 and $131,000 during the nine and three months ended September 30, 1996, respectively, as compared to $372,000 and $73,000 during the nine and three months ended September 30, 1995, or respective increases of $39,000 or 10.48% and $58,000 or 79.45%. Those increases resulted primarily from increased telephone expense, ATM fees, check printing charges, education and training expenses.

Taxes on Income

         During the nine and three months ended September 30, 1996, the Company recorded taxes on income (income tax benefit) of $65,000 and $35,000, respectively, reflecting effective income tax rates of 29.95% and 32.11%, as compared to $448,000 and $ (65,000) during the nine and three months ended September 30, 1995, respectively, reflecting effective income tax rates of 40.36% and 36.93%. These decreases in the effective income tax rates were primarily due to: (i) the decrease in merger costs which are not tax deductible; (ii) the increase in the credit against Florida income taxes for prior year's Florida intangible taxes; and (iii) the increase in income on the cash surrender value of officers' life insurance which is tax free. In addition, the effective income tax rate was reduced by the benefit of tax-free interest income on certain investment securities. During the nine and three months ended September 30, 1996, the effective income tax rate was below statutory tax rates primarily due to the credit against Florida income taxes for prior year's Florida intangible taxes, the tax-free income on the cash surrender value of officers' life insurance and the tax-free interest income on certain investment securities. During the nine and three months ended September 30, 1995, the effective income tax rate was above statutory tax rates primarily due to the FSB/CBC Merger costs.

SALE OF FSB/OSCEOLA

         On May 1, 1995, FCB sold its 80% ownership interest in FSB/Osceola to certain unaffiliated individuals for $1.8 million in cash As of April 30, 1995, FSB/Osceola had total assets of $16.4 million, total liabilities of $14.8 million, and stockholders' equity of $1.6 million and were as follows:

                                                                 (IN THOUSANDS)
ASSETS
Cash and federal funds sold .............................           $ 6,600
Investment security .....................................                94
Loans receivable, net of allowance
   for credit losses of $119  ...........................             8,712
Accrued interest receivable .............................                49
Other real estate owned .................................                86
Property and equipment, net .............................               806
Other assets ............................................                99
                                                                    -------
Total assets ............................................           $16,446
                                                                    =======

LIABILITIES
Deposits:
   Demand deposits ......................................           $ 2,716
   NOW accounts .........................................             1,115
   Money market accounts ................................             1,268
   Savings deposits .....................................             2,462
   Time deposits ........................................             6,847
                                                                    -------
   Total deposits .......................................            14,408
Other liabilities .......................................               437
STOCKHOLDERS' EQUITY (including minority interest) ......             1,601
                                                                    -------
Total liabilities and stockholders' equity ..............           $16,446
                                                                    =======

         FCB and First Commerce/Polk County agreed to purchase the FSB/Osceola loan portfolio for the remaining unpaid principal balance of the loans less any related allowance for credit losses, during the 12-month period following the sale of FSB/Osceola. Of the $8.7 million loan portfolio owned by FSB/Osceola at April 30, 1995, $4.6 million was purchased during 1995 ($4.4 million by First Commerce/Polk County and $269,000 by FCB) and $1.9 million was purchased during January 1996 ($1.4 million by First Commerce/Polk County and $450,000 by FCB). Due to applicable banking laws, First Commerce/Polk County could not acquire any of the $719,000 of classified loans and assets of FSB/Osceola; accordingly, FCB purchased these loans and assets. As of September 30, 1996 and December 31, 1995, the Company's loans receivable included the following loans purchased from FSB/Osceola:

                                                      1996           1995
                                                      ----           ----
                                                         (In thousands)
         Commercial .............................    $  174         $  171
         Real estate construction ...............        88             42
         Commercial real estate .................       756          1,092
         Residential mortgage ...................     2,394          2,393
         Consumer and other .....................       638            319
                                                     ------         ------
         Total loans receivable .................     4,050          4,017

         Less: Allowance for credit losses ......       (47)          (119)
                                                     ------         ------
         Loans receivable, net ..................    $4,003         $3,898
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

         Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses computer models prepared by a third party to measure the First Commerce/Polk County's interest-rate sensitivity. The data used in these computer models is obtained from the First Commerce/Polk County's loan and deposit trial balances and detail of the investment portfolio. This data includes totals of major loan, investment and deposit categories segregated by fixed- and variable-interest rate products, by weighted-average interest rate and by maturity. These computer models prepare reports detailing expected future net interest income and the expected impact on future net interest income given various interest-rate scenarios assuming certain correlations between the weighted-average interest rates of each major loan and deposit categories and assumed market interest rates, as well as yields on the reinvestment of maturing loans and investments and the cost of rolled over deposits. From these reports, the ALCO Committee reviews the estimated net interest income effect of various interest-rate scenarios. As of September 30, 1996, the computer model used three base interest-rate scenarios. The first scenario assumed that interest rates remained constant, the second scenario assumed that interest rates would increase based on a 200 basis point increase in the prime interest rate for loans, and the third scenario assumed that interest rates would decrease based on a 200 basis point decrease in the prime interest rate for loans. The amount of increases and decreases in interest rate changes in the second and third scenarios were assumed to be the same. The yield on one year U.S. Treasury securities was assumed to change
214 basis points, the yield on federal funds sold was assumed to change 221 basis points, the cost of new time deposits was assumed to change 125 basis points, and the cost of NOW, money market and savings accounts was assumed to change 125 basis points. With these assumptions, First Commerce/Polk County's net interest income under the second interest rate scenario as compared to the first interest rate scenario was projected to increase by 10.78% for the year ended September 30, 1997, and under the third interest rate scenario as compared to the first interest rate scenario was projected to decrease 11.83% for the year ended September 30, 1997.

         As a part of the Company's interest-rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest-rate sensitive" and monitors the First Commerce/Polk County's interest-rate sensitivity "gap." An asset or liability is considered to be interest-rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest-rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. In addition, any premiums on mortgage-backed securities are amortized to interest income based on the estimated remaining life of the related securities. Management periodically reviews the remaining estimated life of mortgage-backed securities, and adjusts the amortization of the premiums accordingly, in light of changes in market interest rates and other factors affecting prepayment rates on the underlying mortgages. Acceleration of the amortization of premiums on mortgage-backed securities reduces the effective yield on these investments and, accordingly, adversely affects net interest income. As of September 30, 1996 and December 31, 1995, the remaining unamortized premiums on mortgage-backed securities totaled $397,000 and $571,000, respectively. See "--Financial Condition--Investment Securities."

         The ALCO Committee's policy is to maintain a cumulative one-year gap which falls in the range of (20%) to 20% of total assets. As of September 30, 1996 and December 31, 1995, the Company's cumulative one-year gap was a positive 9.76% and 10.47%, respectively, of total assets, Management attempts to conform to this policy by managing the maturity distribution of its investment portfolio and emphasizing originations and purchase of adjustable-interest rate loans, and by managing the product mix and maturity of its deposit accounts.

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

         Management believes that the type and amount of First Commerce/Polk County's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on First Commerce/Polk County's net interest income. First Commerce/Polk County seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. First Commerce/Polk County's non-interest bearing demand deposits, NOW accounts, money market, and savings accounts were 44.92% and 43.69% of total deposits at September 30, 1996 and December 31, 1995, respectively. Management anticipates that these accounts will continue to comprise a significant portion of First Commerce/Polk County's total deposit base. First Commerce/Polk County also maintains a relatively large portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At September 30, 1996 and December 31, 1995, First Commerce/Polk County's liquidity ratios were 32.37% and 31.35%, respectively. The Company also maintains a "floor," or minimum rate, on certain of its floating or prime based loans. These floors allow the Company to continue to earn a higher rate when the floating rate falls below the established floor rate.

FINANCIAL CONDITION

Lending Activities

         A significant source of the Company's income is the interest earned on its loan portfolio. At September 30, 1996, the Company's total assets were $104.6 million and its loans receivable, net, were $69 million or 65.95% of total assets. At December 31, 1995, FCB's total assets were $113.1 million and its loans receivable, net, were $70.3 million or 62.16% of total assets. The decrease in total loans receivable to September 30, 1996 from December 31, 1995 was $762,000 or 1.07%. For the nine months ended September 30, 1996 and 1995, the net change in total loans receivable was approximately as follows:

                                                     1996             1995
                                                   --------         --------
                                                         (In thousands)
Balance at beginning of period ..................  $ 71,652         $ 73,841
Loan originations ...............................    30,687           28,392
Loan repayments .................................   (32,925)         (26,003)
Sale of FSB/Osceola loans .......................         -           (8,850)
Purchase of FSB/Osceola loans ...................     1,861            4,793
Loans charged-off ...............................      (299)            (132)
Transfers to other real estate owned ............       (63)            (357)
                                                   --------         --------

Balance at end of period ........................  $ 70,913         $ 71,684
                                                   ========         ========

         Loan originations increased to $30.6 million during the nine months ended September 30, 1996 from $28.4 million during the nine months ended September 30, 1995. Loan repayments increased to $32.9 million during the nine months ended September 30, 1996 from $26.0 million during the nine months ended September 30, 1995. This increase in loan repayments for the nine months ended September 30, 1996 from the nine months ended September 30, 1995 was primarily due to an increase in customers paying-off their loans or paying down their lines of credit and an increased rate of repayment of the loans purchased from FSB/Osceola which are out of market loans. For additional information on the FSB/Osceola loans, see "-- Sale of FSB/Osceola."

         As of September 30, 1996 and December 31, 1995, the composition of the Company's loan portfolio was as follows:

                                                                      1996                             1995
                                                            ------------------------         -------------------------
                                                             AMOUNT           TOTAL           AMOUNT            TOTAL
                                                            --------          ------         --------           ------
                                                                              (Dollars in thousands)
Commercial ............................................     $ 15,744           22.20%        $ 19,888            27.74%
Real estate construction ..............................        2,490            3.51            4,163             5.81
Commercial real estate ................................       30,149           42.52           24,633            34.36
Residential mortgage ..................................       16,454           23.20           14,788            20.63
Consumer and other ....................................        6,076            8.57            8,212            11.46
                                                            --------          ------         --------           ------
Total loans receivable ................................       70,913          100.00%          71,684           100.00%
                                                                              ======                            ======
Less:
Unearned income and fees ..............................         (215)                            (224)
Allowance for credit losses ...........................       (1,699)           2.40%          (1,195)            1.67%
                                                            --------          ======         --------           ======

Loans receivable, net .................................     $ 68,999                         $ 70,265
                                                            ========                         ========

Asset Quality

         Management seeks to maintain quality assets through sound underwriting and sound lending practices. The largest category of loans in the Company's loan portfolio is collateralized by commercial real estate mortgages. As of

September 30, 1996 and December 31, 1995, 42.52%, and 34.36%, respectively, of the total loan portfolio were collateralized by this type of property. The level of delinquent loans and other real estate owned also is relevant to the credit quality of a loan portfolio. As of September 30, 1996, total non-performing assets were $3.5 million or 3.35% of total assets, compared to $2.1 million or 1.86% as of December 31, 1995.

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

         First Commerce/Polk County originates residential construction loans primarily to borrower-owned or selected local builders with whom management is familiar with to build single-family dwellings in First Commerce/Polk County's primary market areas on both a pre-sold and speculative basis. Advances are generally made in amounts up to 80% of the lower of the contract amount or the appraised value. Loans for the construction of borrower-owned, single-family dwellings are usually originated in connection with the permanent loan on the property and have construction terms of up to nine months ("construction-permanent loans"). The permanent loan could either be a take-out commitment from another financial institution or permanent financing with First Commerce/Polk County. Speculative loans to builders are primarily originated with no committed end-buyer for the single-family residential property being constructed. The term of this type of loan is generally one year with interest-only payments due during such time, after which the loan should be converted to an amortizing loan. First Commerce/Polk County does not have a policy with respect to the number of speculative loans it will extend to one builder. Instead, First Commerce/Polk County reviews the historical relationship with such builder and present market conditions. Advances to individuals and builders are made on a percentage of completion basis consisting of as many as five draws. Prior to making a commitment to fund a construction loan, an appraisal of the property by a state certified appraiser must be obtained along with a feasibility study of the proposed project. A loan officer specifically designated for such purpose or an outside professional inspector also reviews and inspects each project at the commencement of construction and prior to every disbursement of funds during the term of the construction loan. Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. During the construction phase, a number of factors could result in delays and cost overruns. If the estimate of construction costs proves to be inaccurate, First Commerce/Polk County may be required to advance funds beyond the amount originally committed to permit completion of the project. If the estimate of value proves to be inaccurate, First Commerce/Polk County may be confronted, at or prior to the maturity of the loan, with a project having a value which is insufficient to assure full repayment.

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

         From time to time, First Commerce/Polk County will originate loans on an unsecured basis. As of September 30, 1996 and December 31, 1995, unsecured loans totaled $4.2 million and $5.3 million, respectively.

         Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. First Commerce/Polk County, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of September 30, 1996 and December 31, 1995, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 69.23% and 60.80%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

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

         As of September 30, 1996 and December 31, 1995, loans on non-accrual status and other real estate owned, the ratio of such loans and real estate owned to total assets, and certain other related information was as follows:

                                                                       1996                            1995
                                                           --------------------------        ---------------------------
                                                                               TOTAL                             TOTAL
                                                              AMOUNT           LOANS           AMOUNT            LOANS
                                                           -------------   ----------        ------------     ----------
                                                                               (Dollars in thousands)
LOANS ON NON-ACCRUAL STATUS:
Commercial  ..........................................     $  1,377             1.94%         $   416               .58%
Real estate construction  ............................            -                -                -                 -
Commercial real estate  ..............................        1,640             2.31              832              1.16
Residential mortgage  ................................          248              .35              302               .42
Consumer and other  ..................................           87              .12               57               .08
                                                           --------             ----          -------              ----
Total loans on non-accrual status ....................        3,352             4.72            1,607              2.24

ACCRUING LOANS OVER 90 DAYS DELINQUENT:
Residential mortgage  ................................            -                -              199               .28

TROUBLED DEBT RESTRUCTURINGS  ........................            -                -                -                 -
                                                           --------             ----          -------              ----
Total non-performing loans  ..........................     $  3,352             4.72%          $1,806              2.52%
                                                           ========             ====          =======              ====
REPOSSESSED ASSETS:
Other real estate owned ..............................    $     149                            $  301
Other repossessions ..................................            -                                 -
                                                          ---------                           -------
Total repossessed assets  ............................    $     149                           $   301
                                                          =========                           =======
Total non-performing assets ..........................     $  3,501                           $ 2,107
                                                          =========                           =======
LOANS PAST-DUE:
30 to 59 days delinquent  ............................    $     410              .58%         $ 1,352              1.89%
60 to 89 days delinquent  ............................          272              .38              286               .40
                                                          ---------             ----          -------              ----
Total loans past-due 30 to 89 days  ..................    $     682              .96%         $ 1,638              2.29%
                                                          =========             ====          =======              ====
TOTAL NON-PERFORMING LOANS AND LOANS
  PAST-DUE 30 TO 89 DAYS..............................    $   4,304             5.68%         $ 3,444              4.81%
                                                          =========             ====          =======              ====
AS A PERCENTAGE OF TOTAL ASSETS:
Total non-performing loans  ..........................         3.20%                             1.60%
                                                          =========                           =======
Total non-performing assets ..........................         3.35%                             1.86%
                                                          =========                           =======
ALLOWANCE FOR CREDIT LOSSES AS A PERCENTAGE OF:
Total loans ..........................................         2.40%                             1.67%
                                                          =========                           =======
Non-performing loans  ................................        50.69%                            66.17%
                                                          =========                           =======

         As of September 30, 1996, loans on non-accrual status totaled $3.3 million and consisted primarily of four customer relationships totaling $2.5 million or 75.75% of total non-accruing loans. The first customer relationship consisted of three loans totaling $794,000. The first loan was a $729,000 commercial real estate mortgage collateralized with a first mortgage on a 35 acre recreational vehicle park and fish camp. In September 1993, the land only was appraised at $775,000 and the project "as if" developed was appraised at $2.0 million. As of September 30, 1996, this loan was $729,000; however, the Company maintained it on non-accrual status because of the project's cash flow history. The other two loans totaled $64,000 and were to the principal owner of the project. These two loans were comprised of first and second mortgage loans collateralized with approximately 20 acres of land with citrus groves valued at approximately $100,000. The real estate collateralizing these loans was appraised at $72,000 in August 1996. On May 3, 1996, the principal owner filed for bankruptcy protection. As of September 30, 1996, these two loans were 30 to 59 days delinquent. The Company has begun legal proceedings against the principal owner.

         The second customer relationship consisted of four loans which totaled $791,000 and which were to four siblings. Each loan was in the amount of $198,000. The siblings used the loans' proceeds for a capital contribution to a company in which they collectively own 66.67% and pledged their stock in the company as collateral for the loans. On June 24, 1996, the company filed for bankruptcy protection. Although each loan was current as of September 30, 1996, First Commerce/Polk County placed the loans on non-accrual status.

         The third customer relationship consisted of four loans totaling $555,000. Two of the four loans totaled $334,000 and were collateralized with first mortgage loans on property comprised of a convenience store. The real estate collateralizing these loans was appraised at $450,000 in October 1996. During September 1996, an office, warehouse and petroleum bulk plant were sold and satisfied a portion of the debt to the Company. The other two loans totaled $119,000 and were collateralized with first and second mortgage loans on residential land appraised at $505,000 in January 1992. As of September 30, 1996, these loans were over 90 days delinquent. The borrower has represented to First Commerce/Polk County that he is marketing the collateral for sale. First Commerce/Polk County has begun legal proceedings against the borrower, including possible foreclosure of the collateral.

         The fourth customer relationship consisted of a $376,000 commercial loan collateralized with an assignment of the proceeds of certain fruit sales from two citrus growers' associations. During 1995, these two citrus growers' associations acknowledged the assignment and agreed to disburse the proceeds of the citrus sales jointly to the borrower and First Commerce/Polk County. However, these two citrus growers' associations disbursed the funds directly to the borrower. The borrower did not make the payments called for under the terms of the loan and declared bankruptcy during the third quarter of 1995. As of September 30, 1996, this loan was over 90 days delinquent and First Commerce/Polk County had begun legal proceedings against the borrower and the two citrus growers' associations.

         As of September 30, 1996, loans 30 to 89 days delinquent totaled $682,000 and consisted primarily of two customer relationships totaling $405,000 or 59.38% of total loans 30 to 89 days delinquent. The remaining $277,000 of loans 30 to 89 days delinquent consisted of ten loans none of which were over $100,000.

         The first customer relationship consisted of a $300,000 second mortgage loan collateralized with commercial real estate appraised at $1.5 million in August 1993. The first mortgage loan with another financial institution was in the amount of $1.16 million. The second customer relationship consisted of a $156,000 first mortgage loan collateralized with commercial property.

         As a result of the increase in the Company's classified loans, management during the fourth quarter of 1995 completed a special review of the Company's loan portfolio and instituted a number of steps intended to improve the identification, evaluation, and resolution of the Company's problem assets. As a result of these actions, the senior management and loan staff of First Commerce/Polk County meet weekly to review all past due and non-performing loans and to discuss collection activities. The Board of Directors of First Commerce/Polk County also reviews problem assets on a monthly basis. In addition, First Commerce/Polk County hired a loan workout officer and has retained an independent firm to conduct periodic loan reviews and make recommendations for improvement. Management has also instituted steps to improve underwriting practices. These actions include establishing a bank credit department separate from the loan origination function, changing loan origination authorities, and hiring a senior vice president of commercial lending during October 1996. Although management believes that the foregoing steps should contribute to an improvement in the Company's asset quality over the longer term, no estimate can be made at present as to future levels of problem assets or as to the impact of those assets and related expenses on the financial condition and results of operations of the Company.

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

         As of September 30, 1996 and December 31, 1995, the allocation of the allowance for credit losses was as follows:

                                                                      1996                              1995
                                                              ------------------------           -----------------------
                                                                              LOANS TO                          LOANS TO
                                                                                TOTAL                             TOTAL
                                                              AMOUNT            LOANS            AMOUNT           LOANS
                                                              ------          --------           ------          -------
                                                                                (Dollars in thousands)
Commercial  ...........................................    $     763            22.20%        $    348            27.74%
Real estate construction  .............................           22             3.51               42             5.81
Commercial real estate  ...............................          669            42.52              465            34.36
Residential mortgage  .................................          156            23.20              213            20.63
Consumer and other  ...................................           89             8.57              127            11.46
                                                            --------           ------         --------           ------
Total allowance for credit losses .....................     $  1,699           100.00%        $  1,195           100.00%
                                                            ========           ======         ========           ======

         During the nine and three months ended September 30, 1996, the provision for credit losses was $580,000 and $124,000, respectively, as compared to $925,000 and $775,000 during the nine and three months ended September 30, 1995, or respective decreases of $345,000 or 37.30% and $651,000 or 84.00%. The decrease in the provision for credit losses is due to $193,000 received in recoveries as of September 30, 1996, $1,817,000 of troubled loans being paid or paid-off in 1996 and management's assessment of the collateral values underlying the related debt. See "--Financial Condition-- Classification of Assets," and "--Results of Operations--Provision for Credit Losses."

         During the nine months ended September 30, 1996 and 1995, the activity in the Company's allowance for credit losses was as follows:

                                                              1996             1995
                                                             -------          ------
                                                             (Dollars in thousands)
Allowance at beginning of period  .....................    $  1,195         $    830

Loans charged-off:
    Commercial  .......................................         240              382
    Real estate construction  .........................           -                2
    Commercial real estate  ...........................           -                -
    Residential mortgage  .............................          14               28
    Consumer and other  ...............................          44                6
                                                           --------         --------
    Total loans charged-off ...........................         298              418
                                                           --------         --------
Recoveries:
    Commercial  .......................................         180               39
    Real estate construction  .........................           -                2
    Commercial real estate  ...........................           -                -
    Residential mortgage  .............................           -                -
    Consumer and other  ...............................          17                2
                                                           --------         --------
    Total recoveries  .................................         197               43
                                                           --------         --------
Net loans charged-off (recovered) .....................         101              375
                                                           --------         --------
FSB/Osceola allowance sold  ...........................           -             (119)
                                                           --------         --------
Allowance related to loans
    purchased from FSB/Osceola  .......................          25               37
                                                           --------         --------
Provision for credit losses ...........................         580              925
                                                           --------         --------
Allowance at end of period  ...........................    $  1,699         $  1,298
                                                           ========         ========
Net charge-offs (recoveries) as a
    percentage of average loans outstanding                     .14%             .53%
                                                           ========         ========
Allowance for credit losses as a percentage
  of period-end total loans receivable  ...............        2.40%            1.82%
                                                           ========         ========
Allowance for credit losses as a percentage
  of non-performing loans .............................       50.69%           38.65%
                                                           ========         ========
Average loans outstanding .............................    $ 71,267         $ 70,646
                                                           ========         ========
Period-end total loans receivable .....................    $ 70,913         $ 71,255
                                                           ========         ========

Investment Securities

         The total investment portfolio decreased $9.1 million or 27.00% to $24.6 million as of September 30, 1996, from $33.7 million as of December 31, 1995. This decrease, along with loan repayments, was primarily used to fund the

$8.8 million decrease in deposits. See "--Deposit Activities." During the nine months ended September 30, 1996 and 1995, the Company did not engage in derivative activities.

         As of September 30, 1996 and December 31, 1995, the carrying balances of the Company's investment portfolio was as follows:

                                                                               1996             1995
                                                                             --------         --------
                                                                                   (In thousands)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities  ...........................................        $  2,012         $  2,000
U.S. Government agency obligations  .................................           4,447            1,001
FHLMC mortgage-backed securities  ...................................          14,777           19,430
FNMA mortgage-backed securities .....................................             899            1,177
Collateralized mortgage obligations:
    FHLMC obligations ...............................................               -               24
    FNMA obligations  ...............................................             922              952
                                                                             --------         --------
Total investment securities available-for-sale  .....................        $ 23,057         $ 24,584
                                                                             ========         ========
INVESTMENT SECURITIES HELD-TO-MATURITY:
U.S. Treasury securities  ...........................................        $      -         $  2,000
U.S. Government agency obligations  .................................             500              500
State, county and municipal securities  .............................           1,050            1,059
                                                                             --------         --------
Total investment securities held-to-maturity  .......................        $  1,550        $   3,559
                                                                             ========         ========
Total investment securities .........................................        $ 24,607         $ 28,143
                                                                             ========         ========
Federal funds sold  .................................................        $  3,050        $   5,562
                                                                             ========         ========
Total investment portfolio  .........................................        $ 27,657         $ 33,705
                                                                             ========         ========

         In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("FAS 115"), the Company classifies its investment securities, including mortgage-backed securities, as either held-to-maturity, available-for-sale, or trading securities. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders' equity. Securities classified as trading securities are recorded at fair value, with unrealized gains and losses included in earnings. The Company does not have any securities classified as trading. As of September 30, 1996 and December 31, 1995, all mortgage-backed securities were classified as available-for-sale. As a result of the adoption of FAS 115, under which the Company expects to continue to hold certain of its mortgage-backed securities classified as available-for-sale, changes in the underlying market values of such securities could have a material adverse effect on the Company's capital position. Typically, an increase in interest rates results in a decrease in underlying market value and an increase in the level of principal repayments on mortgage-backed securities. As a result of a general increase in interest rates during the nine months ended September 30, 1996, decreases in the market value of investment securities available-for-sale, including mortgage-backed securities, resulted in a decrease in stockholders' equity of $(78,000) (net of tax) to September 30, 1996 from December 31, 1995. Such decrease represented the impact of changes in interest rates on the value and maturity of these investments.

         As of September 30, 1996 and December 31, 1995, the maturity distribution and certain other information pertaining to investment securities were as follows:

                                                              1996                                 1995
                                                --------------------------------      ---------------------------------
                                                AMORTIZED     FAIR                    AMORTIZED     FAIR
                                                  COST        VALUE        YIELD         COST       VALUE         YIELD
                                                ---------     -----        -----      ---------     -----         -----
                                                                        (Dollars in thousands)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities:
    Due within one year .................       $ 2,010      $ 2,012         5.66%    $ 2,000      $ 2,000         4.56%
U.S. Government agency obligations:
    Due within one year .................         1,999        1,998         5.61           -            -            -
    Due one to five years ...............         2,489        2,449         6.00         997        1,001         5.38
    Total U.S. Government agency                -------      -------         ----     -------      -------         ----
         obligations  ...................         4,488        4,447         5.82         997        1,001         5.38
FHLMC mortgage-backed securities:(1)            -------      -------         ----     -------      -------         ----
    Due within one year .................             -            -            -         525          530         7.82
    Due one to five years ...............         1,704        1,659         6.26         881          883         6.16
    Due five to ten years ...............             -            -            -         994          992         6.34
    Due over ten years(3) .........              13,097       13,118         5.63      16,970       17,025         6.30
    Total FHLMC mortgage-                       -------      -------         ----     -------      -------         ----
        backed securities ...............        14,801       14,777         5.71      19,370       19,430         6.34
FNMA mortgage-backed securities:(1)             -------      -------         ----     -------      -------         ----
    Due within one year .................             -            -            -          97          100         8.47
    Due one to five years ...............           125          127         8.50          61           63         8.50
    Due over ten years  .................           761          772         2.68       1,014        1,014         6.15
    Total FNMA mortgage-                        -------      -------         ----     -------      -------         ----
        backed securities ...............           886          899         3.50       1,172        1,177         6.46
Collateralized mortgage obligations:            -------      -------         ----     -------      -------         ----
    FHLMC mortgage-backed securities:
        Due within one years(1) .........             -            -            -          24           24         8.00
    FNMA mortgage-backed securities:            -------      -------         ----     -------      -------         ----
        Due over ten years(1) ...........         1,000          922         5.95       1,000          952         6.37
                                                -------      -------         ----     -------      -------         ----
Total investment securities
    available-for-sale  .................       $23,185      $23,057         5.65%    $24,563      $24,584         6.16%
                                                =======      =======         ====     =======      =======         ====
INVESTMENT SECURITIES HELD-TO-MATURITY:
U.S. Treasury securities:
    Due within one year .................       $     -      $     -            -%    $ 2,000     $  1,993         4.30%
U.S. Government agency obligations:             -------      -------         ----     -------      -------         ----
    Due one to five years ...............           500          493         5.52         500          499         5.52
State, county and municipal obligations:(2)     -------      -------         ----     -------      -------         ----
    Due five to ten years ...............           300          295         4.62         300          300         4.62
    Due over ten years  .................           750          751         8.82         759          768         8.83
                                                -------      -------         ----     -------      -------         ----
    Total ...............................         1,050        1,046         7.62       1,059        1,068         7.64
                                                -------      -------         ----     -------      -------         ----
Total investment securities
    held-to-maturity  ...................       $ 1,550      $ 1,539         6,94%    $ 3,559       $3,560         5.46%
----------------------------                    =======      =======         ====     =======      =======         ====

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

         Premiums on mortgage-backed securities are amortized to interest income based on the estimated remaining life of the related securities. Management periodically reviews the remaining estimated life of mortgage-backed securities, and adjusts the amortization of the premiums accordingly, in light of changes in market interest rates and other factors affecting prepayment rates on the underlying mortgages. Acceleration of the amortization of premiums on mortgage-backed securities reduces the effective yield on these investments and, accordingly, adversely affects net interest income. As of September 30, 1996 and December 31, 1995, the remaining unamortized premiums on mortgage-backed securities totaled $397,000 and $571,000, respectively.

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

Deposit Activities

         Deposits are the major source of First Commerce/Polk County's funds for lending and other investment purposes. Deposits are attracted principally from within First Commerce/Polk County's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans. As of September 30, 1996 and December 31, 1995, the distribution by type of the Company's deposit accounts was as follows:

                                                                           1996                         1995
                                                                  ----------------------        -----------------------
                                                                  AMOUNT         DEPOSIT        AMOUNT         DEPOSITS
                                                                  -------        -------        -------        --------
                                                                                  (Dollars in thousands)
Demand deposits .........................................       $  15,442          16.58%      $ 17,056           16.73%
NOW deposits  ...........................................          13,500          14.50         15,045           14.76
Money market  ...........................................           4,351           4.67          4,698            4.61
Savings accounts  .......................................           8,543           9.17          7,735            7.59
Time deposits under $100,000  ...........................          44,962          48.28         48,864           47.93
Time deposits $100,000 and over .........................           6,327           6.80          8,543            8.38
                                                                ---------         ------       --------          ------
Total deposits  .........................................       $  93,125         100.00%      $101,941          100.00%
                                                                =========         ======       ========          ======

         Time deposits included individual retirement accounts ("IRAs") totaling $6.2 million and $6.0 million as of September 30, 1996 and December 31, 1995, respectively, all of which are in the form of certificates of deposit.

         The Company's deposits decreased $8.8 million or 8.65% to $93.1 million as of September 30, 1996, from $101.9 million as of December 31, 1995. This decrease was primarily attributable to First Commerce/Polk County reducing the interest rates it offers on time deposits, resulting in a decrease in time deposits. First Commerce/Polk County has primarily used the proceeds from maturing investment securities and loan repayments to fund these deposit outflows.

         As of September 30, 1996 and December 31, 1995, time deposits of $100,000 and over mature as follows:

                                                                 1996          1995
                                                                 ----          ----
                                                                  (In thousands)
Due in three months or less .............................      $  1,120      $ 2,130
Due from three months to nine months  ...................         3,142        1,564
Due from nine months to one year  .......................           805        1,568
Due over one year .......................................         1,260        3,281
                                                               --------     --------
Total time deposits $100,000 and over ...................      $  6,327     $  8,543
                                                               ========     ========


PART II. - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

During the three months ended September 30, 1996, no reports on Form 8-K were filed with the Securities and Exchange Commission.


Exhibits:

  10.1 Employment Resignation and Consultant Agreement By and Between First Commerce Banks of Florida, Inc., First Commerce Bank of Polk County and J.E. Stephens, Jr.

  27             Financial Data Schedule (for SEC use only)

                              S I G N A T U R E S

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           FIRST COMMERCE BANKS OF FLORIDA, INC.




Date: November 8, 1996                   By: /s/ Robert W. Stickler, Jr.
                                             -----------------------------
                                             Robert W. Stickler, Jr.,
                                             Vice Chairman, President and
                                             Chief Executive Officer





Date: November 8, 1996                   By: /s/ J. Jeffrey Seale
                                             -----------------------------
                                             J. Jeffrey Seale, Vice President,
                                             Secretary and Treasurer (Principal
                                             Financial Officer)

                     First Commerce Banks of Florida, Inc.
                                  Form 10-QSB
               For the Quarterly Period Ended September 30, 1996

                                 EXHIBIT INDEX

Exhibit No.                 Exhibit                            Page No.
-----------                 -------                            --------

   10.1 Employment Resignation and Consultant Agreement By and Between First Commerce Banks of Florida, Inc., First Commerce Bank of Polk County and J.E. Stephens, Jr.

   27            Financial Data Schedule (for SEC use only)