Form 10KSB
period 1996-12-31
FIRST COMMERCE BANKS OF FLORIDA INC
filed 1997-03-31
CIK 944991

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ____________________________

                                  FORM 10-KSB

[X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 33-91906

                     FIRST COMMERCE BANKS OF FLORIDA, INC.
                 (Name of Small Business Issuer in its charter)

              FLORIDA                                 59-2405633
   (State or other jurisdiction                    (I.R.S. Employer
  of incorporation or organization)               Identification No.)

 141 CENTRAL AVENUE EAST, WINTER HAVEN, FLORIDA             33880
    (Address of principal executive offices)              (Zip Code)

         Issuer's telephone number, including area code: (941) 299-6072

    Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:


                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                                (Title of Class)


   Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) been subject to such filing requirements for the past 90
days.  YES   X     NO
          -----       -----

   Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]
                                              ----

   The issuer's revenues for 1996 were $8,957,000

   The aggregate market value of the Common Stock held by non-affiliates of the issuer is $11,100,159, based on the price at which shares of common stock were sold on December 31, 1996.

   As of March 26, 1997, there were issued and outstanding 1,585,737 shares of the issuer's Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

   1. PORTIONS OF THE 1996 ANNUAL REPORT TO SHAREHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1996 ARE INCORPORATED INTO PART II, ITEMS 5 THROUGH 8 OF THIS ANNUAL REPORT ON FORM 10-KSB.

   2. PORTIONS OF THE PROXY STATEMENT FOR THE ANNUAL MEETING OF SHAREHOLDERS TO BE HELD ON APRIL 21, 1997 TO BE FILED WITH THE SECURITIES AND EXCHANGE COMMISSION PURSUANT TO REGULATION 14A WITHIN 120 DAYS OF THE ISSUER'S FISCAL YEAR END ARE INCORPORATED INTO PART III, ITEMS 10 THROUGH 13 OF THIS ANNUAL REPORT ON FORM 10-KSB.

                               TABLE OF CONTENTS

                                                                                                        Page
                                                                                                        ----
Part I
------

Item 1.         Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1

                  General   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1
                  FSB/Osceola Sale and FSB/CBC Merger   . . . . . . . . . . . . . . . . . . . . . .         2
                  Deposit Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
                  Lending Activities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         3
                  Investments   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4
                  FSB/Osceola Sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         5
                  Supervision and Regulation  . . . . . . . . . . . . . . . . . . . . . . . . . . .         6
                  Industry Restructuring  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        11
                  Competition   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
                  Employees   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12
                  Statistical Profile and Other Financial Data  . . . . . . . . . . . . . . . . . .        13

Item 2.         Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

Item 3.         Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        13

Item 4.         Submission of Matters to a Vote
                  of Security Holders . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        14

Part II
-------

Item 5.         Market for the Registrant's Common
                  Equity and Related Stockholder Matters  . . . . . . . . . . . . . . . . . . . . .        15

Item 6.         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . .        15

Item 7.         Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        15

Item 8.         Changes in and Disagreements with
                  Accountants on Accounting and Financial
                  Disclosure  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16


Part III
--------


Item 9.         Directors, Executive Officers, Promoters and  Control Persons;
                   Compliance with  Section 16(a) of the Exchange Act . . . . . . . . . . . . . . .        17

Item 10.        Executive Compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

Item 11.        Security Ownership of Certain Beneficial
                  Owners and Management . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

Item 12.        Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        17

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        20

Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        21




                                     PART I

ITEM 1.      BUSINESS

GENERAL

     First Commerce Banks of Florida, Inc. ("FCB") was incorporated under the laws of the State of Florida on March 28, 1984 under the name First Sterling Bancshares, Inc. ("FSB"). On August 31, 1995, FSB closed the merger of Commerce Bank Corporation ("CBC") with and into FSB (the "FSB/CBC Merger"). Upon effectiveness of the FSB/CBC Merger, the corporate name of FSB was changed to First Commerce Banks of Florida, Inc. ("FCB"). FCB is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and owns 99.7% of the voting shares of First Commerce Bank of Polk County ("First Commerce/Polk County").

     First Commerce/Polk County commenced operations in 1982 under the name First Sterling Bank. Upon the effectiveness of the FSB/CBC Merger, Commerce Bank of Central Florida (a subsidiary of CBC) was merged with and into First Sterling Bank and the name of First Sterling Bank was changed to First Commerce Bank of Polk County. First Commerce/Polk County is a state banking corporation subject to regulation by the Federal Deposit Insurance Corporation ("FDIC") and the Florida Department of Banking and Finance (the "Florida Department").
First Commerce/Polk County's operations are conducted from its main office located in Winter Haven, Florida, a branch office located in Auburndale, Florida, two branch offices located in Lakeland, Florida, and a branch office located in Polk City, Florida.

     On March 24, 1997, FCB entered into an Agreement and Plan of Merger with Colonial BancGroup, Inc. ("Colonial") providing for the acquisition by Colonial of FCB through the merger (the "Merger") of FCB with and into Colonial and, following the Merger, the merger of First Commerce/Polk County with Colonial Bank, a subsidiary of Colonial. In the Merger, the outstanding shares of FCB Common Stock would be converted into shares of Colonial common stock calculated in accordance with, and subject to the terms and conditions of, the Agreement and Plan of Merger. The actual number of shares of Colonial common stock to be issued in the transaction will depend upon the market value of such common stock prior to the closing of the Merger, subject to maximum and minimum amounts to be issued. The closing of the Merger is subject to a number of conditions, including approval of the Merger by the bank regulatory agencies and the First Commerce shareholders at a special meeting to be held either in the second or third quarter of 1997.

     First Commerce/Polk County provides a range of consumer and commercial banking services to individuals, businesses and industries. The basic services offered by First Commerce/Polk County include: demand interest bearing and noninterest bearing accounts, money market deposit accounts, NOW accounts, time deposits, safe deposit services, credit cards, cash management, direct deposits, notary services, money orders, night depository, travelers' checks, cashier's checks, domestic collections, savings bonds, bank drafts, drive-in tellers, and banking by mail. In addition, First Commerce/Polk County makes secured and unsecured commercial and real estate loans and issues stand-by letters of credit. First Commerce/Polk County provides automated teller machine ("ATM") cards, as a part of the HONOR ATM network, thereby permitting customers to utilize the convenience of larger ATM networks. First Commerce/Polk County does not have trust powers and, accordingly, no trust services are provided.

     The revenues of First Commerce/Polk County are primarily derived from interest on, and fees received in connection with, real estate and other loans, and from interest and dividends from investment and mortgage-backed securities, and short-term investments. The principal sources of funds for First Commerce/Polk County's lending activities are its deposits, repayment of loans, and the sale and maturity of investment securities. The principal expenses of First Commerce/Polk County are the interest paid on deposits, and operating and general administrative expenses.

     As is the case with banking institutions generally, First Commerce/Polk County's operations are materially and significantly influenced by general economic conditions and by related monetary and fiscal policies of financial institution regulatory agencies, including the Board of Governors of the Federal Reserve System (the "Federal Reserve"), the FDIC, and the Florida Department. Deposit flows and costs of funds are influenced by interest rates on competing investments and general market rates of interest. Lending activities are affected by the demand for financing of real estate and other types of loans, which in turn is affected by the interest rates at which such financing may be offered and other factors affecting local demand and availability of funds. First Commerce/Polk County faces strong competition in the attraction of deposits (its primary source of lendable funds) and in the origination of loans. See "Competition."

     As of December 31, 1996, FCB's primary assets were (i) its ownership of First Commerce/Polk County's stock; (ii) $887,000 of cash on deposit with First Commerce/Polk County; and (iii) certain loans purchased from First Sterling Bank of Osceola County (see "FSB/Osceola Sale and FSB/CBC Merger"). At December 31, 1996, FCB had total consolidated assets of $106 million, total consolidated deposits of $94.7 million, and total consolidated stockholders' equity of $10.6 million. The principal executive offices of FCB and First Commerce/Polk County are located at 141 Central Avenue East, Winter Haven, Florida 33880. The telephone number at such office is (941) 299-6072.


FSB/OSCEOLA SALE AND FSB/CBC MERGER

     FSB/Osceola Sale. On May 1, 1995, FCB sold the 240,000 shares of common stock of First Sterling Bank of Osceola County ("AFSB/Osceola") (which constituted 80% of the outstanding shares of FSB/Osceola stock) owned by FCB to certain unaffiliated individuals. For additional information regarding the sale by FCB of the FSB/Osceola shares see "FSB/Osceola Sale."

     FSB/CBC Merger. On August 31, 1995, the FSB/CBC Merger closed, resulting in CBC merging with and into FSB and FSB changing its name to First Commerce Banks of Florida, Inc. Upon consummation of the FSB/CBC Merger, Commerce Bank of Central Florida (a subsidiary of CBC) merged with and into First Sterling Bank (a subsidiary of FSB), which changed its name to First Commerce Bank of Polk County. In the FSB/CBC Merger, the outstanding shares of CBC common stock were converted into an aggregate of 746,704 shares of FCB common stock, par value $.01 per share (the "FCB Common Stock"). The FCB/CBC Merger has been accounted for as a pooling of interests and, accordingly, all amounts in this Form 10-KSB for FCB prior to the FSB/CBC Merger have been restated to include the combined results of operations, financial positions and cash flows of FSB and CBC.


DEPOSIT ACTIVITIES

     Deposits are the major source of First Commerce/Polk County's funds for lending and other investment activities. First Commerce/Polk County considers the majority of its regular savings, demand, NOW and money market deposit accounts to be core deposits. These accounts comprised 48.6% of First Commerce/Polk County's total deposits at December 31, 1996. At December 31, 1996, 51.4% of First Commerce/Polk County's deposits were certificates of deposit. Generally, First Commerce/Polk County attempts to maintain the rates paid on its deposits at a competitive level. Time deposits of $100,000 and over made up 6.3% of First Commerce/Polk County's total deposits at December 31, 1996. The majority of the deposits of First Commerce/Polk County are generated from Polk County. First Commerce/Polk County does not accept brokered deposits. For additional information on First Commerce/Polk County's deposit activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Deposit Activities".


LENDING ACTIVITIES

     First Commerce/Polk County offers a range of lending services, including real estate, consumer and commercial loans, to individuals and small businesses and other organizations that are located in or conduct a substantial portion of their business in First Commerce/Polk County's market area. First Commerce/Polk County's loans receivable, net at December 31, 1996 were $66.4 million, or 62.6% of total assets. The interest rates charged on loans vary with the degree of risk, maturity, and amount of the loan, and are further subject to competitive pressures, money market rates, availability of funds, and government regulations. First Commerce/Polk County has no foreign loans or loans for highly leveraged transactions.

     First Commerce/Polk County's loans are concentrated in three major areas: real estate loans, commercial loans, and consumer loans. As of December 31, 1996, 69.6% of First Commerce/Polk County's loan portfolio consisted of loans secured by mortgages on real estate and 20.1% of the loan portfolio consisted of commercial loans. At the same date, 6.8% of First Commerce/Polk County's loan portfolio consisted of unsecured loans.

     First Commerce/Polk County's real estate loans are secured by mortgages and consist primarily of loans to individuals and businesses for the purchase, improvement of or investment in real estate and for the construction of single-family residential units or the development of single-family residential building lots. These real estate loans may be made at fixed- or variable-interest rates. First Commerce/Polk County generally does not make fixed-interest rate commercial real estate loans for terms exceeding five years. Loans in excess of three years generally have adjustable-interest rates. First Commerce/Polk County's residential real estate loans generally are repayable in monthly installments based on up to a 30-year amortization schedule with variable-interest rates.

     First Commerce/Polk County's commercial loans include loans to individuals and small-to-medium sized businesses located primarily in Polk County for working capital, equipment purchases, and various other business purposes. A majority of First Commerce/Polk County's commercial loans are secured by equipment or similar assets, but these loans may also be made on an unsecured basis. Commercial loans may be made at variable- or fixed-interest rates. Commercial lines of credit are typically granted on a one-year basis, with loan covenants and monetary thresholds. Other commercial loans with terms or amortization schedules of longer than one year will normally carry interest rates which vary with the prime lending rate and will become payable in full and are generally refinanced in three to five years.

     First Commerce/Polk County's consumer loan portfolio consists primarily of loans to individuals for various consumer purposes, but includes some business purpose loans which are payable on an installment basis. The majority of these loans are for terms of less than five years and are secured by liens on various personal assets of the borrowers, but consumer loans may also be made on an unsecured basis. Consumer loans are made at fixed- and variable-interest rates, and are often based on up to a five-year amortization schedule.

     Loan originations are derived from a number of sources, including direct solicitation by First Commerce/Polk County's loan officers, existing customers and borrowers, advertising, walk-in customers and, in some instances, referrals from brokers.

     For additional information on First Commerce/Polk County's lending activities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Lending Activities," and "-- Asset Quality."


INVESTMENTS

     First Commerce/Polk County invests a portion of its assets in U.S. Treasury and U.S. Government agency obligations, FHLMC and FNMA mortgage-backed securities, state, county and municipal obligations, certificates of deposit, collateralized mortgage obligations ("CMO's"), and federal funds sold. First Commerce/Polk County's investments are managed in relation to loan demand and deposit growth, and are generally used to provide for the investment of excess funds at reduced yields and risks relative to yields and risks of the loan portfolio, while providing liquidity to fund increases in loan demand or to offset fluctuations in deposits. For additional information relating to FCB's investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition -- Investment Securities" and Note 5 to the Notes to FCB's Consolidated Financial Statements.


FSB/OSCEOLA SALE

     On May 1, 1995, FCB sold all of the 240,000 shares of common stock of FSB/Osceola (which constituted 80% of the outstanding shares of FSB/Osceola stock) owned by FCB to certain unaffiliated individuals. FCB decided to sell FSB/Osceola because (i) FSB/Osceola was located in a different county and market area than FCB's principal operations in Polk County, Florida; (ii) FSB/Osceola was too small to compete effectively in Osceola County, Florida, which comprises the lower portion of the Orlando Metropolitan Statistical Area;
(iii) although FSB/Osceola had an adequate capital-to-assets ratio (because of its small asset size), the low total capital left FSB/Osceola unduly exposed to credit and economic risks, limiting its lending capabilities, and made branching and expansion very difficult from a regulatory standpoint; and (iv) FCB's Board of Directors was not inclined to increase the capital of FSB/Osceola, preferring to allocate any capital that might be available to support First Commerce/Polk County's operations in Polk County.

     The purchasers of FSB/Osceola paid FCB a cash purchase price of $1.8 million, or $7.69 per share, which was approximately equal to 1.45 times the adjusted shareholders' equity per share of FSB/Osceola. The terms of the transaction were the result of arms-length negotiations between FCB and the purchasers. The purchase price allowed FCB to achieve a profit on the sale, due to the premium over the book value being paid by the purchasers. At the closing of the sale, FSB/Osceola also issued to FCB warrants to purchase 24,000 shares of FSB/Osceola common stock exercisable over a five-year period at an exercise price of $5.30 per share. No value for the warrants issued by FSB/Osceola to FCB is carried on FCB's balance sheet.

     The terms of the agreement for the sale by FCB of the FSB/Osceola shares to the purchasers provided that FCB would repurchase FSB/Osceola's other real estate owned and classified loans (which the purchasers did not want FSB/Osceola to retain as a result of the sale) and that First Commerce/Polk County would purchase substantially all of the FSB/Osceola loans in several installments over a one-year period. During 1995, $4.6 million of FSB/Osceola loans were purchased ($4.4 million by First Commerce/Polk County and $269,000 by FCB), and during 1996, $1.9 million of FSB/Osceola loans were purchased ($1.4 million by First Commerce/Polk County and $450,000 by FCB). See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sale of FSB/Osceola."

SUPERVISION AND REGULATION

     Bank Holding Company Regulation. FCB is a one-bank holding company, registered with the Federal Reserve under the BHC Act. As such, FCB is subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve. FCB is required to furnish to the Federal Reserve an annual report of its operations at the end of each fiscal year, and such additional information as the Federal Reserve may require pursuant to the BHC Act.

     The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the total voting shares of the bank, (ii) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of the bank, or (iii) it may merge or consolidate with any other bank holding company.

     The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy and consideration of convenience and needs issues includes the parties' performance under the Community Reinvestment Act of 1977 (the "CRA"), both of which are discussed below.

     The BHC Act generally prohibits FCB from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interests, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

     Banks are subject to the provisions of the CRA. Under the terms of the CRA, the appropriate federal bank regulatory agency is required, in connection with its examination of a bank, to assess such bank's record in meeting the credit needs of the community served by that bank, including low- and moderate-income neighborhoods. The regulatory agency's assessment of the bank's record is made available to the public. Further, such assessment is required of any bank which has applied to (i) charter a national bank, (ii) obtain deposit insurance coverage for a newly chartered institution, (iii) establish a new branch office that will accept deposits, (iv) relocate an office, or (v) merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. In the case of a bank holding company applying for approval to acquire a bank or other bank holding company, the Federal Reserve will assess the record of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application.

     Bank Regulation. First Commerce/Polk County is chartered under the laws of the State of Florida and its deposits are insured by the FDIC to the extent provided by law. First Commerce/Polk County is subject to comprehensive regulation, examination and supervision by the Florida Department and the FDIC and to other laws and regulations applicable to banks. Such regulations include limitations on loans to a single borrower and to its directors, officers and employees; restrictions on the opening and closing of branch offices; the maintenance of required capital and liquidity ratios; the granting of credit under equal and fair conditions; and the disclosure of the costs and terms of such credit. First Commerce/Polk County is examined periodically by both the Florida Department and the FDIC, to each of whom it submits periodic reports regarding its financial condition and other matters. Both the Florida Department and the FDIC have a broad range of powers to enforce regulations under their respective jurisdiction, and to take discretionary actions determined to be for the protection of the safety and soundness of First Commerce/Polk County, including the institution of cease and desist orders and the removal of directors and officers. These regulatory agencies also have the authority to approve or disapprove mergers, consolidations, and similar corporate actions.

     Under federal law, federally insured banks are subject, with certain exceptions, to certain restrictions on any extension of credit to their parent holding companies or other affiliates, on investment in the stock or other securities of affiliates, and on the taking of such stock or securities as collateral from any borrower. In addition, such banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or the providing of any property or service.

     In 1989, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") was enacted. FIRREA contains major regulatory reforms, stronger capital standards for savings and loan associations and stronger civil and criminal enforcement provisions. FIRREA also provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution, or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured institution in danger of default.

     In 1991, the FDIC Improvement Act of 1991 ("FDICIA") was enacted. FDICIA made a number of reforms addressing the safety and soundness of deposit insurance funds, supervision, accounting, and prompt regulatory action, and also implements other regulatory improvements. Annual full-scope, on-site examinations are required of all insured depository institutions. The cost for conducting an examination of an institution may be assessed to that institution, with special consideration given to affiliates and any penalties imposed for failure to provide information requested. Insured state banks also are precluded from engaging as principal in any type of activity that is impermissible for a national bank, including activities relating to insurance and equity investments. FDICIA also recodified current law restricting extensions of credit to insiders under the Federal Reserve Act.

     Dividends. Dividends from First Commerce/Polk County constitute the primary source of funds for dividends to be paid by FCB. There are various statutory and contractual limitations on the ability of First Commerce/Polk County to pay dividends, extend credit, or otherwise supply funds to FCB. The FDIC and the Florida Department also have the general authority to limit the dividends paid by insured banks and bank holding companies if such payment may be deemed to constitute an unsafe and unsound practice. Under Florida law applicable to banks and subject to certain limitations, after charging off bad debts, depreciation and other worthless assets, if any, and making provisions for reasonably anticipated future losses on loans and other assets, the board of directors of a bank may declare a dividend of so much of the bank's aggregate net profits for the current year combined with its retained earnings (if any) for the preceding two years as the board shall deem to be appropriate and, with the approval of the Florida Department, may declare a dividend from retained earnings for prior years. Before declaring a dividend, a bank must carry 20% of its net profits for any preceding period as is covered by the dividend to its surplus fund, until the surplus fund is at least equal to the amount of its common stock then issued and outstanding. No dividends may be paid at any time when a bank's net income from the preceding two years is a loss or which would cause the capital accounts of the bank to fall below the minimum amount required by law, regulation, order or any written agreement with the Florida Department or a federal regulatory agency. Florida law applicable to companies (including FCB) provides that dividends may be declared and paid only if, after giving it effect, (i) the company is able to pay its debts as they become due in the usual course of business, and (ii) the company's total assets would be greater than the sum of its total liabilities plus the amount that would be needed if the company were to be dissolved at the time of the dividend to satisfy the preferential rights upon dissolution of shareholders whose preferential rights are superior to those receiving the dividend.

     Effect of Governmental Policies. The earnings and business of FCB and First Commerce/Polk County are effected by the policies of various regulatory authorities of the United States, especially the Federal Reserve. The Federal Reserve, among other things, regulates the supply of credit and deals with general economic conditions within the United States. The instruments of monetary policy employed by the Federal Reserve for those purposes influence in various ways the overall level of investments, loans, other extensions of credits, and deposits, and the interest rates paid on liabilities and received on assets.

     Enforcement Powers. Congress has provided the federal bank regulatory agencies with an array of powers to enforce laws, rules, regulations and orders. Among other things, the agencies may require that institutions cease and desist from certain activities, may preclude persons from participating in the affairs of insured depository institutions, may suspend or remove deposit insurance, and may impose civil money penalties against institution-affiliated parties for certain violations.

     Maximum Legal Interest Rates. Like the laws of many states, Florida law contains provisions on interest rates that may be charged by banks and other lenders on certain types of loans. Numerous exceptions exist to the general interest limitations imposed by Florida law. The relative importance of these interest limitation laws to the financial operations of First Commerce/Polk County will vary from time to time, depending on a number of factors, including conditions in the money markets, the costs and availability of funds, and prevailing interest rates.

     Bank Branching. Banks in Florida are permitted to branch state wide. Such branch banking by Florida banks, however, is subject to prior approval by the Florida Department and the FDIC. Any such approval would take into consideration several factors, including the bank's level of capital, the prospects and economics of the proposed branch office, and other conditions deemed relevant by the Florida Department and the FDIC for purposes of determining whether approval should be granted to open a branch office.

     Change of Control. Federal law restricts the amount of voting stock of a bank holding company and a bank that a person may acquire without the prior approval of banking regulators. The overall effect of such laws is to make it more difficult to acquire a bank holding company and a bank by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of FCB may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Federal law also imposes restrictions on acquisitions of stock in a bank holding company and a state bank. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to the Federal Reserve before acquiring control of any bank holding company and the FDIC and the Florida Department before acquiring control of any state nonmember bank (such as First Commerce/Polk County). Upon receipt of such notice, the Federal Reserve and the FDIC, as the case may be, may approve or disapprove the acquisition. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company's or state bank's voting stock, or if one or more other control factors set forth in the Act are present.

     Insurance of Deposits. First Commerce/Polk County's deposit accounts are insured by the FDIC up to a maximum of $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. Any insured bank which is not operated in accordance with or does not conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. Proceedings may be instituted against any insured bank or any director, officer, or employee of such bank engaging in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate insurance of accounts pursuant to procedures established for that purpose.

     Capital Requirements. The federal bank regulatory authorities have adopted risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common stockholders' equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 capital includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets. At December 31, 1996, (i) FCB's Tier 1 and total risk-based capital ratios were 13.14% and 14.94%, respectively, and (ii) First Commerce/Polk County's Tier 1 and total risk-based capital ratios were 11.66% and 13.43%, respectively.

     FDICIA contains "prompt corrective action" provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "significantly undercapitalized" or "critically undercapitalized".

     The FDIC has issued regulations to implement the "prompt corrective action" provisions of FDICIA. In general, the regulations define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%;
(iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) an institution is "critically undercapitalized" if its "tangible equity" is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from "well capitalized" to "adequately capitalized" or to subject an "adequately capitalized" or "under-capitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. As of December 31, 1996, First Commerce/Polk County had a total risk-based capital ratio of 13.43%, a Tier 1 risk-based capital ratio of 11.66%, and a leverage ratio of 9.37%.

     Additionally, FDICIA requires, among other things, that (i) only a "well capitalized" depository institution may accept brokered deposits without prior regulatory approval and (ii) the appropriate federal banking agency annually examine all insured depository institutions, with some exceptions for small, "well capitalized" institutions and state-chartered institutions examined by state regulators. FDICIA also contains a number of consumer banking provisions, including disclosure requirements and substantive contractual limitations with respect to deposit accounts.

     Interstate Banking. The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 provides for nationwide interstate banking and branching. Under the law, interstate acquisitions of banks or bank holding companies in any state by bank holding companies in any other state is permissible subject to certain limitations. Interstate branching and consolidation of existing bank subsidiaries in different states will be permissible beginning June 1, 1997. The Florida legislature also has enacted a law that allows out-of-state bank holding companies (located in states that allow Florida bank holding companies to acquire banks and bank holding companies in that state) to acquire Florida banks and Florida bank holding companies. The law essentially provides for out-of-state entry by acquisition only (and not by interstate branching) and requires the acquired Florida bank to have been in existence for at least two years.


INDUSTRY RESTRUCTURING

     For well over a decade, the banking industry has been undergoing a restructuring process which is anticipated to continue. The restructuring has been caused by product and technological innovations in the financial services industry, deregulation of interest rates, and increased competition from foreign and nontraditional banking competitors, and has been characterized principally by the gradual erosion of geographic barriers to intrastate and interstate banking and the gradual expansion of investment and lending authorities for bank institutions.

     Members of Congress and the administration have indicated their intention to consider additional legislation designed to institute reforms to promote the viability of the industry. Certain of the proposals would revise the federal regulatory structure for insured depository institutions; others would affect the nature of products, services, and activities that bank holding companies and their subsidiaries may offer or engage in, and the types of entities that may control depository institutions. There can be no assurance as to whether or in what form any such proposed legislation might be enacted, or what impact such legislation might have upon FCB.


COMPETITION

     FCB encounters strong competition both in making loans and in attracting deposits. The deregulation of the banking industry and the widespread enactment of state laws which permit multi-bank holding companies as well as an increasing level of interstate banking have created a highly competitive environment for commercial banking. In one or more aspects of its business, First Commerce/Polk County competes with other commercial banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking companies, and other financial intermediaries. Most of these competitors, some of which are affiliated with bank holding companies, have substantially greater resources and lending limits, and may offer certain services that First Commerce/Polk County does not currently provide. In addition, many of First Commerce/Polk County's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally insured banks. Recent federal and state legislation has heightened the competitive environment in which financial institutions must conduct their business, and the potential for competition among financial institutions of all types has increased significantly.

     To compete, First Commerce/Polk County relies upon specialized services, responsive handling of customer needs, and personal contacts by its officers, directors, and staff. Large multi-branch banking competitors tend to compete primarily by rate and the number and location of branches while smaller, independent financial institutions tend to compete primarily by rate and personal service.


EMPLOYEES

     As of December 31, 1996, FCB employed 61 full-time employees and one part-time employee. The employees are not represented by a collective bargaining unit. FCB and First Commerce/Polk County consider relations with employees to be good.

STATISTICAL PROFILE AND OTHER FINANCIAL DATA

     For additional statistical, financial and other information regarding FCB and First Commerce/Polk County, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."


ITEM 2.      PROPERTIES

     The main office of FCB and First Commerce/Polk County is located at 141 Central Avenue East, Winter Haven, Florida 33880, in a four story building of approximately 28,065 square feet, approximately 17,372 of which is used by First Commerce/Polk County and leased by First Commerce/Polk County from TBG Properties, Inc., a corporation in which eight of the First Commerce/Polk County directors (two of whom also serve as FCB directors) are shareholders. The lease agreement, with renewal options, expires in 2004. Under the lease agreement, First Commerce/Polk County has the option to purchase the building during the term of the lease for a purchase price equal to the fair market value as determined by a mutually agreed upon M.A.I. appraiser and, if the parties cannot mutually agree upon an appraiser, then by two M.A.I. appraisers (one selected by TBG Properties, Inc. and one selected by First Commerce/Polk County, with one-half of the costs of the appraisals to be paid by First Commerce/Polk County). The purchase price will equal the average of the two appraisals if they do not vary by more than 10% and, if they do, the two appraisers will select a third M.A.I. appraiser, and the purchase price will equal the average of the three appraisals. Either party has the right not to proceed with the purchase and sale if it so notifies the other within 10 days after the amount of the purchase price has been determined pursuant to the appraisal process.

     First Commerce/Polk County also has branch offices located at 3660 Havendale Boulevard, Auburndale, Florida 33823, in a two-story building of approximately 7,500 square feet which is owned by First Commerce/Polk County; at 2215 South Combee Road, Lakeland, Florida 33801 in a one story building of approximately 2,500 square feet which is owned by First Commerce/Polk County; at 3900 South Florida Avenue, Lakeland, Florida 33813 in a one story building of approximately 1,100 square feet which is leased by First Commerce/Polk County (under a month to month lease); and at 212 North Commonwealth Avenue, Polk City, Florida 33868 in a one story building of approximately 1,300 square feet which is owned by First Commerce/Polk County.


ITEM 3.      LEGAL PROCEEDINGS

     FCB and First Commerce/Polk County are periodically parties to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans, and other issues incident to their respective businesses. Management does not believe that there is any pending or threatened proceeding against FCB or First Commerce/Polk County which, if determined adversely, would have a material adverse effect on FCB's consolidated financial position.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of FCB shareholders during the fourth quarter of the year ended December 31, 1996.

                                    PART II

ITEM 5.      MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

STOCK TRADING INFORMATION

     The shares of FCB Common Stock are not actively traded, and such trading activity, as it occurs, takes place in privately negotiated transactions. There is no established public trading market for the shares of FCB Common Stock. Management of FCB is aware of certain transactions in its shares that have occurred since January 1, 1995, although the actual trading prices of all stock transactions are not known.

     The following sets forth the high and low trading prices for certain trades of FCB Common Stock that occurred in transactions known to FCB management in the respective periods during 1996 and 1995:

                                  1996                                    1995
                       --------------------------                 -------------------------
                       HIGH       LOW      SHARES                 HIGH     LOW      SHARES
                       ----       ---      ------                 ----     ---      ------
1st Quarter         $     --  $     --        --               $     --  $     --        --
2nd Quarter            $8.00     $7.00     7,044                  $7.00     $7.00     5,100
3rd Quarter            $7.00     $5.50       810                  $8.03     $7.00    33,060
4th Quarter            $7.00     $7.00     4,520                  $9.00     $9.00     1,600

     FCB had approximately 590 shareholders of record as of February 28, 1997.

DIVIDENDS

     FCB has not paid any cash dividends in the past. FCB does not anticipate that it will pay cash dividends to its shareholders in the foreseeable future. Further, the Agreement and Plan of Merger between FCB and Colonial BancGroup, Inc. precludes FCB from paying cash dividends to its shareholders pending the closing of such transaction. See "Business - General."

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information contained under this section "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.


ITEM 7.   FINANCIAL STATEMENTS

     The following financial statements included in the 1996 Annual Report to Shareholders are incorporated herein by reference:

          1. The consolidated financial statements, together with the report thereon of Carter, Belcourt & Atkinson, P.A. dated February 14, 1997.

          2. Management's Discussion and Analysis of Financial Condition and Results of Operations and related statistical information.

     With the exception of the aforementioned information and the information incorporated in Items 5, 6, 7, and 8, the 1996 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-KSB Report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     The information contained under the sections "Directors" and "Executive Officers" under "Election of Directors" and the section "Section 16(a) Reporting Requirements" in the registrant's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1997, to be filed with the SEC pursuant to Regulation 14A within 120 days of the Registrant's fiscal year ended (the "Proxy Statement"), is incorporated herein by reference.


ITEM 10.     EXECUTIVE COMPENSATION

     The information contained in the sections captioned "Information About the Board of Directors and Its Committees" and "Executive Compensation and Benefits" under "Election of Directors" in the Proxy Statement, is incorporated herein by reference.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information contained in the sections captioned "Directors" and "Management Stock Ownership" under "Election of Directors," in the Proxy Statement, is incorporated herein by reference.


ITEM 12.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (A)     THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

     1.      FINANCIAL STATEMENTS

             Independent Auditors' Report

             Consolidated Statements of Condition at December 31, 1996 and 1995

             Consolidated Statements of Income for the years ended December 31, 1996 and 1995

             Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995

             Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995

             Notes to Consolidated Financial Statements


     2.      FINANCIAL STATEMENT SCHEDULES

             All schedules have been omitted as the required information is either inapplicable or included in the Notes to Consolidated Financial Statements.

     3.      EXHIBITS

             3.1     -    Restated Articles of Incorporation of First Commerce Banks of Florida, Inc. (Incorporated by
                          reference to Exhibit 3.2 to FCB's Registration Statement No. 33-91906 (the "Registration
                          Statement")).

             3.2     -    Amended and Restated Bylaws of First Commerce Banks of Florida, Inc. (Incorporated by
                          reference to Exhibit 3.2 to FCB's Annual Report on Form 10-KSB for the year ended December 31,
                          1995).

             4.1     -    Specimen Stock Certificate of First Commerce Banks of Florida, Inc. (Incorporated by reference to Exhibit 4.2 to the Registration Statement).

             10.1    -    First Commerce Bank's, Inc. Director Stock Option Plan (Incorporated by reference to Exhibit
                          10.1 to the Registration Statement).*

             10.2    -    First Commerce Bank's, Inc. Officer Stock Option Plan (Incorporated by reference to
                          Exhibit 10.2 to the Registration Statement).*

             10.3    -    Executive Salary Continuation Agreement dated December 31, 1992 between First Commerce Bank of
                          Polk County and Robert W. Stickler, Jr. (Incorporated by reference to Exhibit 10.3 to the
                          Registration Statement).*

             10.4    -    Executive Salary Continuation Agreement dated December 31, 1992 between First Commerce Bank of
                          Polk County and J. Jeffrey Seale (Incorporated by reference to Exhibit 10.3 to the Registration
                          Statement).*

             10.5    -    Lease Agreement dated January 1, 1995 between TBG Properties, Inc. and Commerce Bank of Central
                          Florida (Incorporated by reference to Exhibit 10.9 to FCB's Form 10-Q for the quarterly period ended June 30, 1995).



             10.6    -    Form of Employment Agreement between First Commerce Banks of Florida, Inc. and Robert W.
                          Stickler, Jr. (Incorporated by reference to Exhibit 10.8 to the Registration Statement).*

             10.7    -    First Commerce Banks of Florida, Inc. 1995 Stock Option Plan (Incorporated by reference to
                          Exhibit 10.10 to FCB's Form 10-Q for the quarterly period ended September 30, 1995).*

             13.1    -    First Commerce Banks of Florida, Inc. 1996 Annual Report

             21.1    -    List of subsidiaries of First Commerce Banks of Florida, Inc.

             27      -    Financial Data Schedule (for SEC use only)


     (b)     REPORTS ON FORM 8-K

             No Current Reports on Form 8-K were filed by FCB during the last fiscal quarter covered by this report.


_______________________

* Represents a management contract or compensatory plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Winter Haven, State of Florida, on the 31st day of March, 1997.

                                        FIRST COMMERCE BANKS OF FLORIDA, INC.



                                        By: /s/   Robert W. Stickler, Jr.
                                           -----------------------------------
                                                  Robert W. Stickler, Jr.
                                                  President and Chief Executive
                                                  Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31st, 1997.

      Signature                                    Title

/s/ Donald K. Stephens                     Chairman and Director
---------------------------------
Donald K. Stephens

/s/ Robert W. Stickler, Jr.                President, Chief Executive Officer
---------------------------------          and Director
Robert W. Stickler, Jr.

/s/  J. Jeffrey Seale                      Vice President and Controller
---------------------------------          (Principal Financial Officer and
J. Jeffrey Seale                           principal accounting officer)

/s/ Jack P. Brandon                        Director
---------------------------------
Jack P. Brandon

/s/ Herbert O.  Gingrich                   Director
---------------------------------
Herbert O. Gingrich

/s/ Jerry D. Miller                        Director
---------------------------------
Jerry D. Miller

/s/ Brian K. Swain                         Director
---------------------------------
Brian K. Swain

/s/ Robert C. Turner                       Director
---------------------------------
Robert C. Turner

                     First Commerce Banks of Florida, Inc.
                                  Form 10-KSB
                    For Fiscal Year Ending December 31, 1996

                                EXHIBIT INDEX


Exhibit                                                         Page
  No.                         Exhibit                            No.
-------                       -------                           ----

13.1                 First Commerce Banks of Florida, Inc. 1996
                     Annual Report

21.1                 List of subsidiaries of First Commerce Banks of
                     Florida, Inc.

27                   Financial Data Schedule (for SEC use only)
