Form 10QSB
period 1997-03-31
FIRST COMMERCE BANKS OF FLORIDA INC
filed 1997-05-15
CIK 944991

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                          ------------------------

                                 FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

As of April 30, 1997, there were outstanding 1,585,737 shares of the Registrant's Common Stock.

                    FIRST COMMERCE BANKS OF FLORIDA, INC.

              FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1997

                                    INDEX


                                                                                          PAGE NO.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         a)       Consolidated Statements of Financial Condition -
                  March 31, 1997 (Unaudited)
                  and December 31, 1996.................................................        3

         b)       Unaudited Consolidated Income Statements - Three
                  Months Ended March 31, 1997 and 1996..................................        4

         c)       Unaudited Consolidated Statements of
                  Cash Flows - Three Months Ended
                  March 31, 1997 and 1996...............................................        5

         d)       Notes to Unaudited Consolidated
                  Financial Statements..................................................        6

Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results
                  of Operations.........................................................       10

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K...............................................       29

SIGNATURES..............................................................................       30



PART I. -  FINANCIAL INFORMATION      ITEM 1. - FINANCIAL STATEMENTS

             FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION





                                                                            MARCH 31, 1997               DECEMBER 31,
                                                                              (UNAUDITED)                    1996
                                                                            --------------               -----------
ASSETS                                                                     (In thousands except for share amounts)
Cash and due from banks...........................................            $  6,939                    $  5,763
Federal funds sold................................................               8,289                       7,688
Investment securities available-for-sale..........................              20,014                      20,157
Investment securities held-to-maturity (fair value of
    $1,536 and $1,588) ...........................................               1,544                       1,547
Loans receivable, net of allowance for credit
    losses of $1,423 and $1,453...................................              65,377                      66,387
Property and equipment, net.......................................               1,309                       1,309
Cash surrender value of officers' life insurance..................               1,135                       1,126
Accrued interest receivable.......................................                 768                         871
Other real estate owned...........................................                  79                          79
Other assets......................................................                 564                       1,042
                                                                              --------                    --------
TOTAL ASSETS......................................................            $106,018                    $105,969
                                                                              ========                    ========

LIABILITIES
Deposits:
    Demand deposits...............................................            $ 20,403                    $ 18,773
    NOW accounts..................................................              14,928                      13,722
    Money market accounts.........................................               6,040                       5,136
    Savings deposits..............................................               8,114                       8,390
    Time deposits under $100,000..................................              40,032                      42,771
    Time deposits $100,000 and over...............................               4,957                       5,957
                                                                              --------                    --------
        Total deposits............................................              94,474                      94,749
Other liabilities.................................................                 701                         577
                                                                              --------                    --------
TOTAL LIABILITIES.................................................              95,175                      95,326
                                                                              --------                    --------

Minority interest.................................................                  31                          30
                                                                              --------                    --------
Commitments and contingencies (Note 5)

STOCKHOLDERS' EQUITY
Preferred stock $.01 par - 3,000,000
    shares authorized and none outstanding........................                 ---                         ---
Common stock $.01 par - 10,000,000 shares
    authorized and 1,585,737 shares outstanding...................                  16                          16
Additional paid-in capital........................................               6,738                       6,738
Retained earnings.................................................               4,168                       3,892
Unrealized securities losses, net of income tax
    benefit of $66 and $20........................................                (110)                        (33)
                                                                              --------                    --------
TOTAL STOCKHOLDERS' EQUITY........................................              10,812                      10,613
                                                                              --------                    --------

TOTAL LIABILITIES, MINORITY INTEREST  AND STOCKHOLDERS' EQUITY                $106,018                    $105,969
                                                                              ========                    ========




    The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

             FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARY
                   UNAUDITED CONSOLIDATED INCOME STATEMENTS



                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           1997                        1996
                                                                         --------                    ------
INTEREST AND FEE INCOME:                                                (In thousands, except per share amounts)
Loans receivable....................................................      $1,730                      $1,858
Investment securities - taxable.....................................         314                         346
Investment securities - tax free....................................          16                          17
Federal funds sold..................................................         116                          84
                                                                          ------                      ------
    Total interest and fee income...................................       2,176                       2,305
                                                                          ------                      ------

INTEREST EXPENSE ON DEPOSITS:
NOW accounts........................................................          85                          77
Money market accounts...............................................          42                          48
Savings deposits....................................................          45                          45
Time deposits under $100,000........................................         532                         659
Time deposits $100,000 and over.....................................          73                         117
                                                                          ------                      ------
    Total interest expense on deposits..............................         777                         946
                                                                          ------                      ------

NET INTEREST INCOME.................................................       1,399                       1,359
PROVISION FOR CREDIT LOSSES.........................................          73                          92
                                                                          ------                      ------
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES...............       1,326                       1,267
                                                                          ------                      ------

NON-INTEREST INCOME:
Service charges and fees............................................         178                         208
Other   ............................................................          81                          47
                                                                          ------                      ------
    Total non-interest income.......................................         259                         255
                                                                          ------                      ------

NON-INTEREST EXPENSES:
Compensation and benefits...........................................         547                         586
Occupancy and equipment.............................................         189                         197
Professional fees...................................................          94                          59
Data processing.....................................................          80                          59
Stationary and supplies.............................................          26                          39
Advertising and promotion...........................................          22                          31
Postage and freight.................................................          22                          26
Other real estate owned.............................................           3                          13
FDIC insurance premiums.............................................          (5)                          9
Other   ............................................................         121                         163
                                                                          ------                      ------
    Total non-interest expenses.....................................       1,099                       1,182
                                                                          ------                      ------

INCOME BEFORE TAXES ON INCOME AND MINORITY INTEREST.................         486                         340
Taxes on income.....................................................         209                         108
Minority interest...................................................           1                         (10)
                                                                          ------                      ------

NET INCOME..........................................................      $  276                      $  242
                                                                          ======                      ======

NET INCOME PER SHARE................................................      $  .17                      $  .14
                                                                          ======                      ======
WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
    AND COMMON STOCK EQUIVALENTS OUTSTANDING........................       1,681                       1,678
                                                                          ======                      ======


    The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

             FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARY
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          1997                        1996
                                                                          ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                             (In thousands)
Net income........................................................     $   276                     $   242
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Provision for credit losses...................................          73                          92
    Net amortization of premiums on investment
        securities and loans......................................          41                          11
    Depreciation and amortization.................................          57                          45
    Provision for deferred income taxes...........................          13                          61
    Loss on sale of other real estate owned.......................           -                           8
    Changes in assets and liabilities:
        Decrease (Increase) in:
            Accrued interest receivable...........................         103                          27
            Cash surrender value of officers' life insurance......          (9)                        (14)
            Other assets..........................................         537                          (3)
        Minority interest.........................................           1                         (10)
        Increase (decrease) in other liabilities..................         124                         (58)
                                                                       -------                     -------
Net cash provided by operating activities.........................       1,216                         401
                                                                       -------                     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net decrease (increase) in loans receivable.......................         904                         855
Purchases of investment securities available-for-sale.............      (4,992)                          -
Maturities of investment securities available-for-sale............       4,975                       3,135
Proceeds from sales of other real estate owned....................           -                          56
Purchases of property and equipment...............................         (51)                        (25)
                                                                       -------                     -------
Net cash provided by investing activities.........................         836                       4,021
                                                                       -------                     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (Decrease) in:
    Demand deposits...............................................       1,630                        (172)
    NOW accounts..................................................       1,206                      (1,084)
    Money market accounts.........................................         904                       1,662
    Savings deposits..............................................        (276)                        269
    Time deposits.................................................      (3,739)                     (3,354)
                                                                       -------                     -------
Net cash used for financing activities............................        (275)                     (2,679)
                                                                       -------                     -------
NET INCREASE IN CASH AND CASH EQUIVALENTS.........................       1,777                       1,743
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..................      13,451                      10,369
                                                                       -------                     -------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........................     $15,228                     $12,112
                                                                       =======                     =======
SUPPLEMENTAL DISCLOSURES:
    Interest paid in cash.........................................     $   796                     $   963
                                                                       =======                     =======
    Income taxes paid in cash.....................................     $     2                     $     -
                                                                       =======                     =======
NON-CASH INVESTING ACTIVITIES:
Transfers from loans to other real estate owned...................     $     -                     $    62
                                                                       =======                     =======
Transfers from loans to repossessed assets........................     $    33                     $     -
                                                                       =======                     =======



    The accompanying Notes to Unaudited Consolidated Financial Statements are an integral part of these financial statements.

             FIRST COMMERCE BANKS OF FLORIDA, INC. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    First Commerce Banks of Florida, Inc. ("FCB") is a commercial bank holding company which, as of March 31, 1997, owned 99.77% of First Commerce Bank of Polk County ("First Commerce/Polk County") in Winter Haven, Florida. The consolidated financial statements include the accounts of FCB and First Commerce/Polk County. The minority interest represented a .23% ownership interest in the common stock of First Commerce/Polk County held by third parties. All material intercompany accounts and transactions were eliminated.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of FCB, the consolidated financial statements reflect all adjustments which are of a normal recurring nature and which are necessary to present fairly the consolidated financial position of FCB as of March 31, 1997 and December 31, 1996, the results of their operations for the three months ended March 31, 1997 and 1996, and their cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    Net income per share of FCB's common stock was computed by dividing net income for the respective period by the weighted average number of shares of common stock outstanding, including common stock equivalents using the treasury stock method. Warrants and stock options issued to officers and directors are considered common stock equivalents. Because there is no established public trading of FCB's common stock, the treasury stock method assumes that FCB purchased common stock at FCB's average book value during the respective periods. Fully-diluted and primary earnings per share are not materially different. For the three months ended March 31, 1997 and 1996, weighted average number of shares of common stock and common stock equivalents outstanding was computed as follows:




                                                                                1997                        1996
                                                                             ---------                   ---------
                                                                                         (Unaudited)
Weighted average shares of common stock outstanding...........               1,585,737                   1,585,737

Common shares assumed outstanding to reflect the dilutive
    effect of warrants to purchase common stock...............                  55,162                      53,651

Common shares assumed outstanding to reflect the dilutive
    effect of stock options to purchase common stock .........                  40,353                      39,093
                                                                             ---------                   ---------

Weighted average number of shares of common stock
    and common stock equivalents outstanding..................               1,681,252                   1,678,481
                                                                             =========                   =========



        FCB follows Statement of Financial Accounting Standards No. 114 ("FAS 114"), "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118 ("FAS 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These two Statements address the accounting by creditors for impairment of certain loans and generally require FCB to identify loans for which FCB probably will not receive full repayment of principal and interest, as impaired loans. These two Statements require that impaired loans be valued at either (i) the present value of expected future cash flows, discounted at the loan's effective interest rate, or (ii) at the observable market price of the loan, or (iii) the fair value of the underlying collateral if the loan is collateral dependent. FCB implemented these two statements by modifying its quarterly review of the adequacy of the allowance for credit losses to also identify and value impaired loans in accordance with the guidance in these two Statements.

    FCB considers a variety of factors in determining whether a loan is impaired, including (i) any notice from the borrower that the borrower will be unable to repay all principal and interest amounts contractually due under the loan agreement, (ii) any delinquency in the principal and interest payments (other than minimum delays or shortfalls in payments), and (iii) other information known by FCB which would indicate that full repayment of the principal and interest is not probable. In evaluating loans for impairment, FCB generally considers delinquencies of 60 days or less to be minimum delays, and accordingly does not consider such delinquent loans to be impaired in the absence of other indications of impairment.

    FCB evaluates smaller balance, homogeneous loans for impairment and adequacy of allowance for credit losses collectively, and evaluates other loans for impairment individually, on a loan-by-loan basis. For this purpose, FCB considers its portfolio of commercial, commercial real estate and residential real estate loans less than $500,000 and its consumer and other loans to be smaller balance, homogeneous loans. FCB evaluates each of these loan portfolios for impairment on an aggregate basis, and utilizes its own historical charge-off experience, as well as the charge-off experience of its peer group and industry statistics to evaluate the adequacy of the allowance for credit losses. For all other loans, FCB evaluates loans for impairment on a loan-by-loan basis.

    FCB evaluates all non-accrual loans as well as any accruing loans exhibiting collateral or other credit deficiencies for impairment. With respect to impaired collateral-dependent loans, any portion of the recorded investment in the loan that exceeds the fair value of the collateral is charged-off.

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

    On January 1, 1996, FCB adopted Statement of Financial Accounting Standards No. 122 ("FAS 122"), "Accounting for Mortgage Servicing Rights, an amendment of FASB Statement No. 65," which requires mortgage banking enterprises that acquire mortgage servicing (through either the purchase or origination of mortgage loans) and sell or securitize those loans with servicing retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans based on their relative fair values. Mortgage banking enterprises include commercial banks that conduct operations substantially similar to the primary operations of a mortgage banking enterprise. The implementation of FAS 122 did not have a material impact on FCB's financial statements.

    On January 1, 1996, FCB adopted Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" which requires certain disclosures about stock-based employee compensation arrangements, regardless of the method used to account for them, and defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, FAS 123 also allows an entity to continue to measure compensation cost for stock-based compensation plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Entities electing to continue using the accounting method in APB Opinion No. 25 must make pro forma disclosures of net income and earnings per share as if the fair value method of accounting defined in FAS 123 had been applied. Under the fair value method, compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. Because FCB elected to continue using the accounting method in APB Opinion No. 25, the implementation of FAS 123 did not have a material impact on FCB's financial statements. The disclosure requirements of FAS 123 need not be applied in an interim report unless a complete set of financial statements is presented for that period.

NOTE 2 - LOAN COMMITMENTS

    FCB's loans, commitments and standby letters of credit have been granted to customers primarily in the Central Florida area. Commitments to extend credit relate primarily to real estate loans. Standby letters of credit were granted primarily to commercial borrowers. As of March 31, 1997 (unaudited) and December 31, 1996, commitments and standby letters of credit totaled $10,473,000 and $10,365,000, respectively.


NOTE 3 - COMMITMENTS AND CONTINGENCIES

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

    As of March 1, 1997 (unaudited) and December 31, 1996, loan commitments totaled $10,473,000 and $10,365,000 respectively. Since many of these commitments may expire without being drawn upon, the total commitment amount does not necessarily represent future cash requirements.

    FCB is party to litigation and claims arising in the normal course of business. Management does not believe that there are any pending or threatened proceedings against FCB which, if determined adversely, would have a materially adverse effect on FCB's financial position, liquidity or results of operations.


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

    For the three months ended March 31, 1997 and 1996, the activity in the allowance for credit losses was as follows:



                                                                  1997          1996
                                                                 ------        ------
                                                                      (Unaudited)
                                                                     (In thousands)
Balance at beginning of period..........................         $1,453        $1,195
Allowance related to loans purchased
    from FSB/Osceola....................................              -            25
Provision for credit losses.............................             73            92
Net loans charged-off (recovered).......................            103           (24)
                                                                 ------        ------

Balance at end of period................................         $1,423        $1,336
                                                                 ======        ======



    The allowance related to loans purchased from FSB/Osceola relates to loans purchased from a former subsidiary, sold to an unaffiliated financial institution in 1995.

    As of March 31, 1997 (unaudited) and December 31, 1996, non-accrual loans totaled $2,972,000 and $2,646,000, respectively. For the three months ended March 31, 1997 and 1996, interest income that would have been recorded under the original terms of non-accrual loans and the interest income actually recognized were as follows:


                                                                        1997         1996
                                                                        ----         ----
                                                                            (Unaudited)
                                                                          (In thousands)
Interest income under the original terms...............                 $65           $83
Interest income actually recognized....................                  (3)           (8)
                                                                        ---           ---

Interest income foregone...............................                 $62           $75
                                                                        ===           ===


    As a result of FCB's review, impaired loans totaled $1,865,000 and $1,911,000 and the allowance for credit losses related to these loans totaled $541,000 and $548,000 as of March 31, 1997 (unaudited) and December 31, 1996, respectively. The average balance of impaired loans amounted to $1,888,000 and $1,659,000 during the three months ended March 31, 1997 (unaudited) and 1996 (unaudited), respectively.


NOTE 5 - PENDING BUSINESS COMBINATION

    On March 24, 1997, FCB entered into an agreement and plan of merger with The Colonial BancGroup, Inc. (Colonial), a multi-bank holding company headquartered in Montgomery, Alabama. The agreement relates to the acquisition of FCB by Colonial and the conversion of FCB's common stock into Colonial's common stock in accordance with the terms of the agreement. The transaction is subject to a number of conditions, including prior approval by regulatory agencies and FCB's shareholders.

              ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Pending Business Combination with The Colonial BancGroup, Inc.

    On March 24, 1997, FCB entered into an agreement and plan of merger with The Colonial BancGroup, Inc. (Colonial), a multi-bank holding company headquartered in Montgomery, Alabama. The agreement relates to the acquisition of FCB by Colonial and the conversion of FCB's common stock into Colonial's common stock in accordance with the terms of the agreement. The transaction is subject to a number of conditions, including prior approval by regulatory agencies and FCB's shareholders.

GENERAL

    FCB's results of operations are primarily dependent upon the results of operations of First Commerce/Polk County. First Commerce/Polk County conducts commercial banking business consisting of attracting deposits from the general public and applying those funds to the origination of commercial, consumer and real estate loans (including commercial loans collateralized by real estate). First Commerce/Polk County's profitability depends primarily on net interest income, which is the excess of interest income generated from interest-earning assets (i.e., loans, investments and federal funds sold) over interest expense incurred on interest-bearing liabilities (i.e., customer deposits and borrowed funds). Net interest income is affected by the relative amounts of interest-earning assets and interest-bearing liabilities, and the interest rate earned and paid on these balances. Net interest income is dependent upon First Commerce/Polk County's interest-rate spread which is the excess of average yield earned on its interest-earning assets over the average rate paid on its interest-bearing liabilities. When interest-earning assets approximate or exceed interest-bearing liabilities, any positive interest rate spread will generate net interest income. The interest-rate spread is impacted by interest rates and the amounts of deposits and loans. Additionally, First Commerce/Polk County's profitability is affected by such factors as the level of non-interest income and expenses, the provision for credit losses, and the effective tax rate. Non-interest income consists primarily of service fees on deposit accounts and income from the sale of loans and investment securities. Non-interest expense consists primarily of compensation and employee benefits, occupancy and equipment expenses, professional fees, data processing costs, deposit insurance premiums paid to the FDIC, and other operating expenses.

    Management's discussion and analysis of earnings and related financial data are presented herein to assist investors in understanding the financial condition of FCB at March 31, 1997 and December 31, 1996, and the results of operations of FCB for the three months ended March 31, 1997 and 1996. This discussion should be read in conjunction with the unaudited consolidated financial statements and related unaudited footnotes of FCB presented elsewhere herein.

LIQUIDITY

FCB

    FCB is a legal business entity separate and distinct from First Commerce/Polk County. FCB's principal source of cash flow during 1997 and 1996 was interest income on its portfolio of loans purchased from FSB/Osceola and cash on deposit ($947,000 and $887,000 as of March 31, 1997 and December 31, 1996, respectively) with First Commerce/Polk County, which totaled $19,000 during the three months ended March 31, 1997. Possible future sources of cash flow for FCB include dividends or management fees from First Commerce/Polk County. However, there are various statutory limitations on the ability of First Commerce/Polk County to pay dividends, extend credit, or otherwise supply funds to FCB. The FDIC and the Florida Department of Banking and Finance ("Florida Department") also have the general authority to limit the dividends paid by insured banks and bank holding companies. FCB has not paid any cash dividends to its shareholders.

    During the three months ended March 31, 1997, FCB's cash and cash equivalents increased $1.7 million, to $15.2 million as of March 31, 1997 from $13.5 million as of December 31, 1996. During the three months ended March 31, 1997, investing activities provided $836,000 of cash, and financing activities used $275,000 of cash. FCB's total assets increased $49,000 from December 31, 1996 to March 31, 1997. This increase was primarily attributable to the $1.7 million increase in cash and cash equivalents, the $146,000 decrease in investment securities, the $1.0 million decrease in loans receivable and the $478,000 decrease in other assets.

First Commerce/Polk County

    Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, First Commerce/Polk County's cash flows are generated from interest and fee income, as well as from loan repayments and the maturity of investment securities held-to-maturity. In addition to cash and due from banks, First Commerce/Polk County considers all investment securities available-for-sale and federal funds sold as primary sources of asset liquidity. Many factors affect the ability to accomplish these liquidity objectives successfully, including the economic environment and the asset/liability mix within the balance sheet. As of March 31, 1997 and December 31, 1996, First Commerce/Polk County had commitments to originate loans totaling $10.5 million and $10.4 million, respectively. In addition, scheduled maturities of certificates of deposit during the year following March 31, 1997 and December 31, 1996 totaled $29.1 million and $31.3 million, respectively. Management believes that First Commerce/Polk County has adequate resources to fund all its commitments, and, if so desired, that First Commerce/Polk County can adjust the interest rates and terms on certificates of deposit and other deposit accounts to retain deposits in a changing interest rate environment.

    A state-chartered commercial bank is required to maintain a liquidity reserve of at least 15% of its transaction deposit accounts and 8% of its non-transaction deposit accounts. The liquidity reserve may consist of cash on hand, cash on demand deposit with other correspondent banks, and other investments and short-term marketable investment securities as determined by the rules of the Florida Department, such as federal funds sold and United States securities or obligations guaranteed by the United States. As of March 31, 1997 and December 31, 1996, First Commerce/Polk County had a liquidity ratio of 37.52% and 36.01%, respectively.

CAPITAL RESOURCES

    FCB's total stockholders' equity was $10.8 million and $10.6 million as of March 31, 1997 and December 31, 1996, respectively, or an increase of $200,000. This increase was the result primarily of net income during the three months ended March 31, 1997 of $276,000 less the $77,000 increase in the unrealized securities losses from December 31, 1996 to March 31, 1997. FCB's total stockholders' equity was 10.20% and 10.02% of total assets as of March 31, 1997 and December 31, 1996, respectively. First Commerce/Polk County's total stockholders' equity was $9.6 million and $9.4 million as of March 31, 1997 and December 31, 1996, respectively, or an increase of $200,000. This increase was the result primarily of First Commerce/Polk County's net income during the three months ended March 31, 1997 of $300,000 less the $77,000 increase in the unrealized securities losses from December 31, 1996 to March 31, 1997.

    The federal banking regulatory authorities have adopted certain "prompt corrective action" rules with respect to depository institutions. The rules establish five capital tiers: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." The various federal banking regulatory agencies have adopted regulations to implement the capital rules by, among other things, defining the relevant capital measures for the five capital categories. An institution is deemed to be "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a Tier 1 leverage ratio of 5% or greater and is not subject to a regulatory order, agreement, or directive to meet and maintain a specific capital level. As of March 31, 1997 and December 31, 1996, First Commerce/Polk County met the capital ratios of a "well capitalized" financial institution with a total risk-based capital ratio of 13.57% and 13.43%, a Tier 1 risk-based capital ratio of 11.86% and 11.66%, and a Tier 1 leverage ratio of 9.79% and 9.37%, respectively.

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

    The current Federal bank regulatory guidelines require all bank holding companies and federally-regulated banks to maintain a risk-based total capital ratio equal to 8.00%, of which at least 4.00% must be Tier 1 capital. As of March 31, 1997 and December 31, 1996, FCB's Tier 1 capital ratio was 13.29% and 13.14%, respectively, and total capital ratio was 15.04% and 14.94%, respectively.

    In accordance with risk capital guidelines issued by the FDIC, First Commerce/Polk County is required to maintain a minimum standard of total capital to risk-weighted assets of 8%. Additionally, the FDIC requires banks to maintain a minimum leverage-capital ratio of Tier 1 capital (as defined) to total assets. The leverage-capital ratio ranges from 3% to 5% based on the bank's rating under the regulatory rating system. The required leverage-capital ratio for First Commerce/Polk County at March 31, 1997 and December 31, 1996 was 4%. The following table summarizes the regulatory capital levels and ratios for First Commerce/Polk County:



                                                                     ACTUAL           REGULATORY
                                                                     RATIOS           REQUIREMENT
                                                                     ------           -----------
AT MARCH 31, 1997:
Total capital to risk-weighted assets....................            13.57%              8.00%
Tier I capital to risk-weighted assets...................            11.86%              4.00%
Tier I capital to total assets - leverage ratio..........             9.79%              4.00%

AT DECEMBER 31, 1996:
Total capital to risk-weighted assets....................            13.43%              8.00%
Tier I capital to risk-weighted assets...................            11.66%              4.00%
Tier I capital to total assets - leverage ratio..........             9.37%              4.00%

RESULTS OF OPERATIONS

General

    FCB's net income was $276,000, or $.17 per share, for the three months ended March 31, 1997, as compared to $242,000, or $.14 per share, for the three months ended March 31, 1996, or an increase of $34,000 or 14.05%. FCB's income before taxes on income and minority interest was $486,000 for the three months ended March 31, 1997, as compared to $340,000 for the three months ended March 31, 1996, or an increase of $146,000 or 42.94%.

    FCB's earnings have been favorably affected by the decrease of non-interest expense to $1.1 million for the three months ended March 31, 1997, from $1.2 million for the three months ended March 31, 1996, or a decrease $83,000 or 7.02%.

    During the three months ended March 31, 1997, FCB expensed $10,300 of costs related to its pending acquisition by Colonial. See "--Recent Developments."

    For the three months ended March 31, 1997 and 1996, selected ratios were as follows:

                                                                      1997          1996
                                                                     -----          ----
Average equity as a percentage
    of average assets...................................             10.11%         9.4%
Return on average assets................................              1.05%         .87%
Return on average equity................................             10.34%        9.17%
Non-interest expense to average assets .................              4.14%        4.23%

    For the three months ended March 31, 1997 and 1996, FCB's (i) interest income from interest-earning assets and the resultant average yield; (ii) interest expense on interest-bearing liabilities and the resultant average cost; (iii) net interest income; (iv) net interest spread; and (v) net interest margin were as follows:



                                                         1997                                    1996
                                            -----------------------------         --------------------------------
                                                                  AVERAGE                                  AVERAGE
                                            AVERAGE                YIELD/         AVERAGE                   YIELD/
                                            BALANCE    INTEREST     RATE          BALANCE      INTEREST      RATE
                                            -------    --------     ----          -------      --------      ----
ASSETS:                                                           (Dollars in thousands)
Interest-earning assets:
    Loans receivable:(1)
        Commercial.......................... $ 16,152    $  354       8.77%       $ 20,428       $  609     11.98%
        Real estate-construction............    1,564        38       9.72           2,532           61       9.67
        Real estate-mortgage(2).............   44,347     1,178      10.63          43,375        1,075       9.97
        Consumer and other..................    5,841       160      10.96           4,472          113      10.20
                                             --------    ------      -----        --------       ------      -----
    Total loans, net of unearned income.....   67,904     1,730      10.19          70,807        1,858      10.55
    Investments - taxable...................   22,024       314       5.70          25,932          346       5.34
    Investments - tax free(3)...............    1,045        26       9.95           1,057           26      10.06
    Federal funds sold......................    9,032       116       5.14           6,574           84       5.15
                                             --------    ------      -----        --------       ------      -----
        Total interest-earning assets.......  100,005     2,186       8.74         104,370        2,314       8.92
                                                                                                 ------      -----
Cash and due from banks.....................    4,776                                4,553
Allowance for credit losses.................   (1,491)                              (1,230)
Other non-earning assets....................    3,620                                4,044
                                             --------                             --------
Total assets................................ $106,910                             $111,737
                                             ========                             ========
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
    NOW accounts............................ $ 14,400        85       2.36%       $ 14,165           77       2.17
    Money market............................    5,900        42       2.85           6,311           48       3.05
    Savings.................................    8,211        45       2.24           8,002           45       2.25
    Time deposits under $100,000 ...........   40,620       532       5.24          47,592          659       5.57
    Time deposits $100,000 and over.........    6,375        73       4.52           7,954          117       5.90
                                             --------    ------      -----        --------       ------      -----
    Total interest-bearing liabilities......   75,506       777       4.12          84,024          946       4.52
                                                         ------      -----                       ------      -----
Demand deposits.............................   20,052                               16,678
Other liabilities and minority interest.....      565                                  499
Stockholders' equity........................   10,787                               10,536
                                             --------                             --------
Total liabilities and   stockholders' equity $106,910                             $111,737
                                             ========                             ========

SPREAD AND INTEREST DIFFERENTIAL:
Net interest  income........................             $1,409                                  $1,368
                                                         ======                                  ======
Interest-rate spread(4).....................                          4.62%                                   4.40%
                                                                     =====                                   =====
Net interest margin(5)......................                          5.64%                                   5.28%
                                                                     =====                                   =====
Excess of total interest-earning assets
    over total interest-bearing liabilities. $ 24,499                             $ 20,346
                                             ========                             ========



---------------------------
(1) Includes loans on non-accrual status.

(2) Interest income on mortgage loans included loan fees recognized as income of $47,000 and $62,000 during the three months ended March 31, 1997 and 1996, respectively.

(3) Yields on tax-free investments are computed on a tax equivalent basis using a 37.3% effective income tax rate.

(4) Interest-rate spread represents the excess of the average yield on interest-earning assets over the average cost of interest-bearing liabilities.

(5) Net interest margin represents net interest income divided by average interest-earning assets.

Net interest income

    Net interest income, which constitutes the principal source of income for FCB, represents the excess of interest income on interest-earning assets over interest expense on interest-bearing liabilities. The principal interest-earning assets are federal funds sold, investment securities and loans receivable. Interest-bearing liabilities primarily consist of time deposits, interest-bearing checking accounts ("NOW accounts"), savings deposits and money market accounts. Funds attracted by these interest-bearing liabilities are invested in interest-earning assets. Accordingly, net interest income depends upon the volume of average interest-earning assets and average interest-bearing liabilities and the interest rates earned or paid on them.

    The following table sets forth certain information regarding changes in FCB's interest income and interest expense during the three months ended March 31, 1997 as compared to the three months ended March 31, 1996. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in interest rate (change in rate multiplied by prior volume), (2) changes in volume (change in volume multiplied by prior rate) and (3) changes in rate-volume (change in rate multiplied by change in volume).




                                                                         INCREASE (DECREASE) DUE TO
                                                                -------------------------------------------
                                                                                          RATE/
                                                                RATE       VOLUME         VOLUME      TOTAL
                                                                ----       ------         ------      -----
INTEREST-EARNING ASSETS:                                                   (Dollars in thousands)
Loans receivable:
    Commercial    ......................................       $(157)       $(126)           $28      $(255)
    Real estate construction............................           1          (23)            (1)       (23)
    Real estate mortgage................................          86           20             (3)       103
    Consumer and other..................................          12           30              5         47
                                                               -----        -----            ---      -----
    Total loans receivable..............................         (58)         (99)            29       (128)
Investments - taxable...................................          24          (53)            (3)       (32)
Investments - tax free(1)...............................           -            -              -          -
Federal funds sold......................................           1           31              -         32
                                                               -----        -----            ---      -----

Total interest-earning assets...........................         (33)        (121)            26       (128)
                                                               -----        -----            ---      -----

INTEREST-BEARING LIABILITIES:
Deposits:
    NOW accounts  ......................................           7            2             (1)         8
    Money market  ......................................          (3)          (3)             -         (6)
    Savings       ......................................           -            -              -          -
    Time deposits under $100,000........................         (43)         (84)             -       (127)
    Time deposits $100,000 and over.....................         (22)         (23)             1        (44)
                                                               -----        -----            ---      -----

Total interest-bearing liabilities......................         (61)        (108)             -       (169)
                                                               -----        -----            ---      -----

NET CHANGE IN NET INTEREST INCOME ......................       $  28        $ (13)           $26      $  41
                                                               =====        =====            ===      =====


--------------------------------
(1) Yields on tax-free investments are computed on a tax equivalent basis using a 37.3% effective income tax rate.

    FCB's net interest income was $1.40 million for the three months ended March 31, 1997 compared with $1.36 million for the three months ended March 31, 1996, or an increase of $40,000 or 2.94%. This increase in net interest income resulted primarily from an increase in the net interest margin, which decreased interest expense from $946,000 for the three months ended March 31, 1996, to $777,000 for the three months ended March 31, 1997, or a decrease of $169,000 or 17.86% During the latter part of 1996 and early 1997, management adjusted rates downward on deposits to allow high priced deposit accounts to leave
First Commerce/Polk County and this shrinkage in deposits was funded with cash flows from loan payoffs and repayment of mortgage backed securities. The 18% volume decrease in 1996 from 1995 in interest expense was primarily attributable to the 11% decrease in average interest-bearing liabilities. The decrease in volume of investments from 1996 to 1997 was offset by the increase in volume of Federal funds sold from 1996 to 1997. The overall result was an increase in net interest margin to 5.64% during 1997 from 5.28% during 1996.


Provision for Credit Losses

    The provision for credit losses is charged to earnings to bring the allowance for credit losses to a level deemed appropriate by management and is based upon historical experience, the volume and type of lending conducted by FCB, the amounts of non-performing loans, general economic conditions, particularly as they relate to FCB's market area, and other factors related to the collectibility of FCB's loan portfolio. During the three months ended March 31, 1997, the provision for credit losses was $73,000, as compared to $92,000 during the three months ended March 31, 1996, or a decrease of $19,000 or 20.65%. The allowance for credit losses decreased to $1.42 million at March 31, 1997 from $1.45 million at December 31, 1996, or a decrease of $30,000. The decrease in the provision for credit losses and allowance for credit losses is due to an additional charge-off of $247,000 and recoveries of $144,000, for a net charge-off of $103,000 during the three months ended March 31, 1997. While non-performing loans increased from $2.6 million at December 31, 1996 to $3 million at March 31, 1997, or an increase of $332,000 or 12.5%, management believes the allowance for credit losses is adequate to cover any potential charge-offs in its loan portfolio. See"-- General," "Financial Condition--Classification of Assets", and "--Financial Condition -- Allowance for Credit Losses." As of March 31, 1997 and December 31, 1996, the allowance for credit losses was 2.12% and 2.14%, respectively, of total loans receivable, and was 47.88% and 54.91%, respectively, of non-performing loans.

Non-Interest Income

    Non-interest income is primarily composed of service charges and fees. During the three months ended March 31, 1997, non-interest income was $259,000 as compared to $255,000 during the three months ended March 31, 1996, or an increase of $4,000 or 1.57%. This increase was primarily attributable to raising NSF fees.

Non-Interest Expenses

    During the three months ended March 31, 1997, non-interest expenses were $1.1 million as compared to $1.2 million during the three months ended March 31, 1996, or a decrease of $83,000 or 7.11%. The following sets forth additional information on certain other expense categories which had significant changes.

    Compensation and benefits decreased $39,000 or 6.66% to $547,000 during the three months ended March 31, 1997 from $586,000 during the three months ended March 31, 1996. This decrease was primarily due to a decrease in the number of employees at First Commerce/Polk County. There were no significant increases in annual compensation and benefits for existing employees.

    Professional fees increased $35,000 or 59.32% to $94,000 during the three months ended March 31, 1997, from $59,000 during the three months ended March 31, 1996. This increase resulted primarily from legal expenses related to the continued pursuit to cure and collect problem loans.

    Data processing expense increased $21,000 or 35.59% to $80,000 during the three months ended March 31, 1997, from $59,000 during the three months ended March 31, 1996. This increase resulted primarily from additional costs associated with year end processing requests and costs associated with the anticipated merger with Colonial.

    Stationery expense decreased $13,000 or 33.33% to $26,000 during the three months ended March 31, 1997, from $39,000 during the three months ended March 31, 1996, (which included expenses associated with the merger of Commerce Bank of Central Florida into First Sterling Bank in September of 1995).

    Advertising expense decreased $9,000 or 29.03% to $22,000 during the three months ended March 31, 1997, from $31,000 during the three months ended March 31, 1996. This decrease resulted from FCB reducing advertising during 1997.

    Other real estate owned expenses were $3,000 during the three months ended March 31, 1997, as compared to $13,000 during the three months ended March 31, 1996, or a decrease of $10,000 or 76.92% This decrease primarily resulted from a 73.58% reduction in other real estate owned at March 31, 1997 from March 31, 1996.

    FDIC insurance expense was $(5,000) during the three months ended March 31, 1997, as compared to $9,000 during the three months ended March 31, 1996, or a decrease of $14,000 or 155.56%. This decrease resulted primarily from the FDIC's reduction in insurance premiums.

    Other expenses were $121,000 during the three months ended March 31, 1997, as compared to $163,000 during the three months ended March 31, 1996, or a decrease of $49,000 or 25.77%. This decrease was primarily attributable to a reduction in business entertainment, seminar training, operating losses (forgeries and bad checks) and employee work force.

Taxes on Income

    During the three months ended March 31, 1997 and 1996, FCB recorded taxes on income of $209,000 and $108,000, respectively, reflecting effective income tax rates of 43.00% in 1997 and 31.76% in 1996. This increase in the effective income tax rate during 1997 was primarily due to income tax refunds received in 1997 for the 1996 tax year which were less than the amount recorded at December 31, 1996.

ASSET/LIABILITY MANAGEMENT

    A principal objective of FCB's asset/liability management strategy is to minimize its exposure to changes in interest rates by matching the maturity and repricing horizons of interest-earning assets and interest-bearing liabilities. This strategy is overseen in part through the direction of First Commerce/Polk County's Asset and Liability Committee (the "ALCO Committee") which establishes policies and monitors results to control interest rate sensitivity.

    Management evaluates interest rate risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to maintain interest rate risk within target levels for the appropriate level of risk which are determined by the ALCO Committee. The ALCO Committee uses computer models prepared by a third party to measure the Bank's interest-rate sensitivity. From these reports, the ALCO Committee can estimate the net interest income effect of various interest-rate scenarios.

    As a part of FCB's interest-rate risk management policy, the ALCO Committee examines the extent to which its assets and liabilities are "interest-rate sensitive" and monitors the First Commerce/Polk County's interest-rate sensitivity "gap." An asset or liability is considered to be interest-rate sensitive if it will reprice or mature within the time period analyzed, usually one year or less. The interest-rate sensitivity gap is the difference between interest-earning assets and interest-bearing liabilities scheduled to mature or reprice within such time period. A gap is considered positive when the amount of interest-rate sensitive assets exceeds the amount of interest-rate sensitive liabilities. A gap is considered negative when the amount of interest-rate sensitive liabilities exceeds interest-rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect net interest income, while a positive gap would tend to result in an increase in net interest income. During a period of falling interest rates, a negative gap would tend to result in an increase in net interest income, while a positive gap would tend to adversely affect net interest income. In addition, any premiums on mortgage-backed securities are amortized to interest income based on the estimated remaining life of the related securities. Management periodically reviews the remaining estimated life of mortgage-backed securities, and adjusts the amortization of the premiums accordingly, in light of changes in market interest rates and other factors affecting prepayment rates on the underlying mortgages. Acceleration of the amortization of premiums on mortgage-backed securities reduces the effective yield on these investments and, accordingly, adversely affects net interest income. As of March 31, 1997, the remaining unamortized premiums on mortgage-backed securities totaled $241,000. See "--Financial Condition--Investment Securities."

    The ALCO Committee's policy is to maintain a cumulative one-year gap which falls in the range of (20%) to 20% of total assets. As of March 31, 1997, FCB's cumulative one-year gap was a positive 17% of total assets. Management attempts to conform to this policy by managing the maturity distribution of its investment portfolio, emphasizing originations and purchases of adjustable-interest rate loans, and by managing the product mix and maturity of its deposit accounts.

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

    Management believes that the type and amount of FCB's interest rate sensitive liabilities may reduce the potential impact that a rise in interest rates might have on FCB's net interest income. FCB seeks to maintain a core deposit base by providing quality services to its customers without significantly increasing its cost of funds or operating expenses. FCB's non-interest bearing demand deposits, NOW accounts, money market, and savings accounts were 52.37% and 48.57% of total deposits at March 31, 1997 and December 31, 1996, respectively. These accounts bore a weighted average interest rate of 1.42% and 1.48% during the three months ended March 31, 1997 and year ended December 31, 1996, respectively. Management anticipates that these accounts will continue to comprise a significant portion of FCB's total deposit base. FCB also maintains a relatively large portfolio of liquid assets in order to reduce its overall exposure to changes in market interest rates. At March 31, 1997 and December 31, 1996, First Commerce/Polk County's liquidity ratios were 37.52% and 36.01%, respectively. FCB also maintains a "floor," or minimum rate, on certain of its floating or prime based loans. These floors allow FCB to continue to earn a higher rate when the floating rate falls below the established floor rate.


FINANCIAL CONDITION

Lending Activities

    A significant source of FCB's income is the interest earned on its loan portfolio. At March 31, 1997, FCB's total assets were $106 million and its loans receivable, net were $65.4 million or 61.67% of total assets. At December 31, 1996, FCB's total assets were $106 million and its loans receivable, net were $66.4 million or 62.65% of total assets. The decrease in total loans receivable to March 31, 1997 from December 31, 1996 was $1,010,000 or 1.52%. For the three months ended March 31, 1997 and 1996, the net change in total loans receivable was approximately as follows:



                                                                1997         1996
                                                                ----         ----
                                                                 (In thousands)
Balance at beginning of period..........................      $ 67,989     $ 71,684
Loan originations ......................................         9,844        9,750
Loan repayments   ......................................       (10,553)     (12,371)
Purchase of FSB/Osceola loans...........................             -        1,851
Loans charged-off ......................................          (246)          (2)
Transfers to other real estate owned....................           (33)         (62)
                                                              --------     --------
Balance at end of period................................      $ 67,001     $ 70,850
                                                              ========     ========



    Loan originations increased to $9.84 million during the three months ended March 31, 1997 from $9.75 million during the three months ended March 31, 1996, or an increase of $94,000 or 1%. The decrease in loan originations during the three months ended March 31, 1996 as compared to the three months ended March 31, 1997 was primarily due to the emphasis placed by First Commerce/Polk County's management on managing the increase in non-performing assets rather than soliciting new loans. Loan repayments decreased to $10.6 million during the three months ended March 31, 1997 from $12.4 million during the three months ended March 31, 1996 or a decrease of $1.2 million or 14.7%. This decrease was primarily due to a decrease in customers paying-off their loans or paying down their lines of credit.

    First Commerce/Polk County's primary market area consists of Polk County, Florida. This area is located approximately 25 miles southwest of Walt Disney World and its related parks and resorts, 45 miles southwest of Orlando, and 55 miles east of Tampa. The principal economic activities of the area include citrus, services, miscellaneous manufacturing (including wholesale and retail trade), distribution, mining, finance, insurance, real estate, utilities, tourism and trucking. There is no assurance that this area will continue to experience economic growth. Adverse conditions in any one or more of the industries operating in such markets or a slow-down in general economic conditions could have an adverse effect on First Commerce/Polk County.

    Lending activities are conducted pursuant to a written policy which has been adopted by First Commerce/Polk County. Each loan officer has defined lending authority beyond which loans, depending upon their type and size, must be reviewed and approved by a loan committee comprised of certain officers and directors of First Commerce/Polk County.

    As of March 31, 1997 and December 31, 1996, the composition of FCB's loan portfolio was as follows:


                                                                             1997                     1996
                                                                     ------------------        -------------------
                                                                                   % OF                      % OF
                                                                     AMOUNT       TOTAL        AMOUNT        TOTAL
                                                                     ------       -----        ------        -----
                                                                                (Dollars in thousands)

Commercial         ...........................................      $15,848       23.65%      $13,712        20.15%
Real estate construction...................................           1,634        2.44         1,442         2.12
Commercial real estate ....................................          29,577       44.14        30,449        44.75
Residential mortgage......................................           14,402       21.50        15,471        22.73
Consumer and other.......................................             5,540        8.27         6,977        10.25
                                                                    -------      ------       -------      -------
Total loans receivable.....................................          67,001      100.00%       68,051       100.00%
                                                                                 ======                    =======
Less:
Unearned income and fees................................               (201)                     (211)
Allowance for credit losses...............................           (1,423)      (2.12)%      (1,453)       (2.14)%
                                                                    -------      ======       -------      =======

Loans receivable, net.....................................          $65,377                   $66,387
                                                                    =======                   =======


Asset Quality

    Management seeks to maintain quality assets through sound underwriting and sound lending practices. The largest category of loans in FCB's loan portfolio is collateralized by commercial real estate mortgages. As of March 31, 1997 and December 31, 1996, 44.14%, and 44.75%, respectively, of the total loan portfolio were collateralized by this type of property. The level of delinquent loans and other real estate owned also is relevant to the credit quality of a loan portfolio. As of March 31, 1997, total non-performing assets were $3.1 million or 2.92% of total assets, compared to $2.8 million or 2.60% as of December 31, 1996.


    The commercial real estate mortgage loans in FCB's portfolio consist of fixed- and adjustable-interest rate loans which were originated at prevailing market interest rates. First Commerce/Polk County's policy has been to originate commercial real estate mortgage loans predominantly in its primary market area, except for those loans purchased from FSB/Osceola. Commercial real estate mortgage loans are generally made in amounts up to 75% of the appraised value of the property securing the loan and entail significant additional risks compared to residential mortgage loans. In making commercial real estate loans, First Commerce/Polk County primarily considers the net operating income generated by the real estate to support the debt service, the financial resources and income level and managerial expertise of the borrower, the marketability of the collateral and First Commerce/Polk County's lending experience with the borrower.

    Unlike residential mortgage loans, which, generally, are made on the basis of the borrower's ability to make repayment from his employment and other income, and which are collateralized by real property whose value tends to be more readily ascertainable, commercial loans typically are underwritten on the basis of the borrower's ability to make repayment from the cash flow of his business and, generally, are collateralized by business assets, such as accounts receivable, equipment and inventory. As a result, the availability of funds for the repayment of commercial loans may be substantially dependent on the success of the business itself, which is subject to adverse conditions in the economy. Commercial loans also entail certain additional risks since they usually involve large loan balances to single borrowers or a related group of borrowers, resulting in a more concentrated loan portfolio. Further, the collateral underlying the loans may depreciate over time, cannot be appraised with as much precision as residential real estate, and may fluctuate in value based on the success of the business.

    From time to time, First Commerce/Polk County will originate loans on an unsecured basis. As of March 31, 1997 and December 31, 1996, unsecured loans totaled $3.5 million and $4.6 million, respectively.

    Loan concentrations are defined as amounts loaned to a number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. First Commerce/Polk County, on a routine basis, monitors these concentrations in order to consider adjustments in its lending practices to reflect economic conditions, loan to deposit ratios, and industry trends. As of March 31, 1997 and December 31, 1996, no concentration of loans within any portfolio category to any group of borrowers engaged in similar activities or in a similar business exceeded 10% of total loans, except that as of such dates loans collateralized with mortgages on real estate represented 68.08% and 68.62%, respectively, of the loan portfolio and were to borrowers in varying activities and businesses.

    The Loan Committee of the Board of Directors of First Commerce/Polk County concentrates its efforts and resources, and that of its senior management and lending officers, on loan review and underwriting procedures. Internal controls include ongoing reviews of loans made to monitor documentation and the existence and valuations of collateral. In addition, management of First Commerce/Polk County has established a review process with the objective of identifying, evaluating, and initiating necessary corrective action for marginal loans. The goal of the loan review process is to address classified and non-performing loans as early as possible.

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

    Real estate acquired by FCB as a result of foreclosure or by deed in lieu of foreclosure is classified as other real estate owned ("OREO"). OREO properties are recorded at the lower of cost or fair value less estimated selling costs, and the estimated loss, if any, is charged to the allowance for credit losses at the time it is transferred to OREO. Further write-downs in OREO are recorded at the time management believes additional deterioration in value has occurred and are charged to non-interest expense.

    Interest income that would have been recorded under the original terms of loans on non-accrual status and interest income actually recognized was $65,000 and $3,000, for the three months ended March 31, 1997, and $83,000 and $8,000, respectively, for the three months ended March 31, 1996.

    FCB follows Statements of Financial Accounting Standards No. 114 and 118. These Statements address the accounting by creditors for impairment of certain loans and generally require FCB to identify loans, for which full repayment of principal and interest will probably not be received, as impaired loans. The Statements require that impaired loans be valued at the present value of expected future cash flows, discounted at the loan's effective interest rate, or at the observable market price of the loan, or the fair value of the underlying collateral if the loan is collateral dependent. FCB has implemented the Statements by modifying its quarterly review of the adequacy of the allowance for credit losses to also identify and value impaired loans in accordance with guidance in the Statements. As a result of FCB's review, impaired loans totaled $1.9 million and $1.9 million and the allowance for credit losses related to these loans totaled $541,000 and $548,000 as of March 31, 1997 and December 31, 1996, respectively. The average balance of impaired loans amounted to $1.9 million and $1.7 million during the three months ended March 31, 1997 and 1996, respectively.

    As of March 31, 1997 and December 31, 1996, loans on non-accrual status and other real estate owned, the ratio of such loans and real estate owned to total assets, and certain other related information was as follows:


                                                                   1997                      1996
                                                            ------------------        -------------------
                                                                         % OF                      % OF
                                                                         TOTAL                      TOTAL
                                                            AMOUNT       LOANS        AMOUNT        LOANS
                                                            ------       -----        ------        -----
                                                                        (Dollars in thousands)
LOANS ON NON-ACCRUAL STATUS:
Commercial...........................................       $1,077        1.61%       $1,173         1.72%
Real estate construction.............................            -           -             -            -
Commercial real estate...............................        1,678        2.50         1,221         1.79
Residential mortgage.................................          139         .21           180         0.26
Consumer and other...................................           78         .12            72         0.11
                                                            ------        ----        ------         ----

Total loans on non-accrual status....................        2,972        4.44         2,646         3.89

ACCRUING LOANS OVER 90 DAYS DELINQUENT:
Consumer and otherge.................................            -           -             -            -

TROUBLED DEBT RESTRUCTURINGS.........................            -           -             -            -
                                                            ------        ----        ------         ----

Total non-performing loans...........................       $2,972        4.44%       $2,646         3.89%
                                                            ======        ====        ======         ====

REPOSSESSED ASSETS:
Other real estate owned..............................       $   79                    $   79
Other repossessions..................................           37                         -
                                                            ------                    ------

Total repossessed assets.............................       $  116                    $   79
                                                            ======                    ======

Total non-performing assets..........................       $3,088                    $2,725
                                                            ======                    ======

LOANS PAST-DUE:
30-59 days delinquent................................       $  781        1.17%       $  905         1.33%

60 to 89 days delinquent.............................           53         .08           115          .17
                                                            ------        ----        ------         ----

Total loans past-due 30 to 89 days...................       $  834        1.25%       $1,020         1.50%
                                                            ======        ====        ======         ====

TOTAL NON-PERFORMING LOANS AND LOANS
    PAST-DUE 30 TO 89 DAYS...........................       $3,806        5.69%       $3,666         5.39%
                                                            ======        ====        ======         ====

AS A PERCENTAGE OF TOTAL ASSETS:
Total non-performing loans...........................         2.80%                     2.50%
                                                            ======                    ======

Total non-performing assets..........................         2.91%                     2.57%
                                                            ======                    ======

ALLOWANCE FOR CREDIT LOSSES AS A PERCENTAGE OF:
Total loans..........................................         2.12%                     2.14%
                                                            ======                    ======

Non-performing loans.................................        47.88%                    54.91%
                                                            ======                    ======



    As of March 31, 1997, loans on non-accrual status totaled 3.0 million and consisted primarily of seven customer relationships totaling $2.5 million or 86% of total non-accruing loans.

    The first customer relationship consisted of a commercial real estate mortgage that had a balance of $888,000 as of March 31, 1997. During the first quarter of 1997, the obligors on this loan agreed to increase the balance of the loan by $159,000 so that the proceeds could be used to repay First Commerce/Polk County for a previously charged-off loan by one of the principals and for attorneys' fees incurred by First Commerce/Polk County. The mortgage loan is collateralized with a first mortgage on a 35 acre recreational vehicle park and fish camp During 1996, the customer made interest payments which brought the loan to a current status. During the first quarter of 1997, the customer paid interest in advance to September 1, 1997. This loan remains on non-accrual status.

    The second customer relationship consisted of three commercial loans totaling $123,000 at March 31, 1997. During the first quarter of 1997, management charged off $168,000 of the loans, bringing the outstanding balance to market value. The credit is collateralized by accounts receivable, high dump trailers and assignment of leases on high dump trailers. The Bank is receiving the lease payments pursuant to the assignments of the leases. These loans remain on a non-accrual status. Subsequent to March 31, 1997, FCB entered into a sales agreement for cash with a third party to purchase all of the trailers for a purchase price of $123,000.

    The third relationship consisted of two loans totaling $195,000. The credit is secured by commercial real estate and a residential property. During the first quarter of 1997, the customer reaffirmed the debt and it was restructured under a new repayment schedule. Subsequent to March 31, 1997, a contract for sale of the commercial property securing the loan was signed and closed, resulting in First Commerce/Polk County receiving $195,000.

    The fourth relationship consisted of one loan totaling $114,000 secured by commercial real estate. The loan is being restructured to include additional collateral consisting of an assignment of a lease agreement with a third party on the related commercial real estate. This loan remains on a non-accrual status.

    The fifth relationship consisted of four loans of equal size totaling $771,000 at March 31, 1997. These loans are to four family members and are secured by stock issued on a closely held family corporation, which has filed for Chapter 11 reorganization under the Bankruptcy Code. These loans remain on a non-accrual status.

    The sixth relationship is related to the fifth relationship and consisted of a funded letter of credit totalling $300,000 secured by commercial real estate and an assignment of a life insurance policy having a cash surrender value of approximately $150,000. This loan remains on a non-accrual status.

    The seventh relationship consisted of two loans totalling $152,000. The first loan of $107,000 is secured by commercial real estate and the second loan of $45,000 is unsecured. These loans remain on a non-accrual status.

    As of March 31, 1997, there were no accruing loans over 90 days delinquent.

    As of March 31, 1997, loans 30 to 89 days delinquent totaled $834,000 and consisted primarily of 19 customer relationships. Of the total loans 30 to 89 days delinquent, one loan for $209,000 is secured by residential real estate and another loan for $162,000 is secured by commercial real estate.

    Following the merger of First Sterling Bank (FCB) and Commerce Bank Corporation in 1995, FCB experienced a significant increase in its classified loans. As a result of the increase in FCB's classified loans, management during the fourth quarter of 1995 completed a special review of FCB's loan portfolio and instituted a number of steps intended to improve the identification, evaluation, and resolution of FCB's problem assets. As a result of these actions, the senior management and loan staff of First Commerce/Polk County meet weekly to review all past due and non-performing loans and to discuss collection activities. The Board of Directors of First Commerce/Polk County also reviews problem assets on a monthly basis. In addition, an independent firm has been retained to conduct periodic loan reviews and make recommendations for improvement. Management has also instituted steps to improve underwriting practices. These actions include establishing a bank credit department separate from the loan origination function, changing loan origination authorities, hiring a senior vice president in charge of commercial lending and an assistant vice president in charge of handling nonaccruing loans and other real estate. Although management believes that the foregoing steps should contribute to an improvement in FCB's asset quality over the longer term, no estimate can be made at present as to future levels of problem assets or as to the impact of those assets and related expenses on the financial condition and results of operations of FCB.

Allowance for Credit Losses

    In originating loans, FCB recognizes that credit losses will be experienced and that the risk of loss will vary with, among other things, the type of loan being made, the credit worthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan as well as general economic conditions. As a matter of policy, FCB maintains an allowance for credit losses. The amount provided for credit losses during any period is based on an evaluation by management of the amount needed to maintain the allowance at a level sufficient to cover anticipated losses and the inherent risk of losses in the loan portfolio. In determining the amount of the allowance, management considers the dollar amount of loans outstanding, its assessment of known or potential problem loans, current economic conditions, the risk characteristics of the various classifications of loans, credit record of its borrowers, the fair market value of underlying collateral and other factors. Specific allowances are provided for individual loans when ultimate collection is considered questionable by management after reviewing the current status of loans which are contractually past due and considering the fair value of the underlying collateral for each loan. See "-- Results of Operations -- Provision for Credit Losses."

    Management continues to actively monitor FCB's asset quality and to charge-off loans against the allowance for credit losses when appropriate or to provide specific loss allowances when necessary. Although management believes that it uses the best information available at the time to make determinations with respect to allowance for credit losses, subsequent adjustments to the allowance for credit losses may be necessary if future economic conditions or other facts differ from the assumptions used in making the initial determinations or if regulatory policies change.

    As of March 31, 1997 and December 31, 1996, the allocation of the allowance for credit losses was as follows:



                                                                   1997                      1996
                                                            ------------------        -------------------
                                                                        % OF                      % OF
                                                                      LOANS TO                   LOANS TO
                                                                       TOTAL                      TOTAL
                                                            AMOUNT     LOANS          AMOUNT      LOANS
                                                            ------     -----          ------      -----
                                                                       (Dollars in thousands)

Commercial............................................      $  607       42.66%       $  634      43.63%
Real estate construction..............................          16        1.09            13        .92
Commercial real estate................................         597       41.95           586      40.33
Residential mortgage..................................         120        8.47           145       9.97
Consumer and other....................................          83        5.83            75       5.15
                                                            ------      ------        ------     ------

Total allowance for credit losses.....................      $1,423      100.00%       $1,453     100.00%
                                                            ======      ======        ======     ======


    During the three months ended March 31, 1997, the provision for credit losses was $73,000, as compared to $92,000 during the three months ended March 31, 1996, or a decrease of $19,000 or 20.65%.

    First Commerce/Polk County continues to provide for loan losses during 1997. During the three months ended March 31, 1997, $247,000 in loans were charged-off and $144,000 was recovered for a net charge-off of $103,000. For the three months ended March 31, 1996, FCB realized a net recovery of $24,000.

    During the three months ended March 31, 1997 and 1996, the activity in FCB's allowance for credit losses was as follows:




                                                               1997        1996
                                                               ----        ----
                                                           (Dollars in thousands)

Allowance at beginning of period.....................       $ 1,453     $ 1,195

Loans charged-off:
    Commercial    ...................................           226           2
    Real estate construction.........................           ---         ---
    Commercial real estate...........................           ---         ---
    Residential mortgage.............................            14         ---
    Consumer and other...............................             7         ---
                                                            -------     -------
    Total loans charged-off..........................           247           2
                                                            -------     -------

Recoveries:
    Commercial    ...................................           140          24
    Real estate construction.........................           ---         ---
    Commercial real estate...........................           ---         ---
    Residential mortgage.............................           ---         ---
    Consumer and other...............................             4           2
                                                            -------     -------
    Total recoveries.................................           144          26
                                                            -------     -------

Net loans charged-off (recovered)....................           103         (24)
                                                            -------     -------

Allowance related to loans
    purchased from FSB/Osceola.......................             -          25
                                                            -------     -------

Provision for credit losses..........................            73          92
                                                            -------     -------

Allowance at end of period...........................       $ 1,423     $ 1,336
                                                            =======     =======

Net charge-offs (recoveries) as a
    percentage of average loans outstanding..........           .15%        .14%
                                                            =======     =======

Allowance for credit losses as a percentage
  of period-end total loans receivable...............          2.12%       1.89%
                                                            =======     =======

Allowance for credit losses as a percentage
  of non-performing loans............................         47.88%      54.38%
                                                            =======     =======

Average loans outstanding............................       $67,904     $70,807
                                                            =======     =======

Period-end total loans receivable....................       $67,001     $70,850
                                                            =======     =======


Investment Securities

    The total investment portfolio decreased $146,000 or .90% to $21.6 million as of March 31, 1997, from $21.7 million as of December 31, 1996.

    As of March 31, 1997 and December 31, 1996, the carrying balances of FCB's investment portfolio was as follows:



                                                           1997        1996
                                                           ----        ----
                                                            (In thousands)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities.............................    $    --     $ 2,008
U.S. Government agency obligations...................      4,133       4,475
FHLMC mortgage-backed securities  ...................      9,635      12,166
FNMA mortgage-backed securities .....................        443         609
GNMA obligations.....................................      4,861          --
FNMA collateralized mortgage obligations.............        942         899
                                                         -------     -------

Total investment securities available-for-sale.......    $20,014     $20,157
                                                         =======     =======

INVESTMENT SECURITIES HELD-TO-MATURITY:
U.S. Government agency obligations...................    $   500     $   500
State, county and municipal securities...............      1,044       1,047
                                                         -------     -------

Total investment securities held-to-maturity.........    $ 1,544     $ 1,547
                                                         =======     =======

Total investment securities..........................    $21,558     $21,704
                                                         =======     =======

Federal funds sold...................................    $ 8,289     $ 7,688
                                                         -------     -------

Total investment portfolio...........................    $29,847     $29,392
                                                         =======     =======


    FCB has adopted Statement of Financial Accounting Standards No. 115 ("FAS 115"), which requires companies to classify investment securities, including mortgage-backed securities, as either held-to-maturity, available-for-sale, or trading securities. Securities classified as held-to-maturity are carried at amortized cost. Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax effect, reported as a separate component of stockholders' equity. Securities classified as trading securities are recorded at fair value, with unrealized gains and losses included in earnings. As of March 31, 1997 and December 31, 1996, all mortgage-backed securities were classified as available-for-sale. As a result of the adoption of FAS 115, under which FCB expects to continue to hold certain of its mortgage-backed securities classified as available-for-sale, changes in the underlying market values of such securities could have a material adverse effect on FCB's capital position. Typically, an increase in interest rates results in a decrease in underlying market value and an increase in the level of principal repayments on mortgage-backed securities. As a result of a general increase in interest rates during the three months ended March 31, 1997, decreases in the market value of investment securities available-for-sale, including mortgage-backed securities, resulted in a decrease in stockholders' equity of $77,000 (net of tax) to March 31, 1997 from December 31, 1996. Such decrease represented the impact of changes in interest rates on the value and maturity of these investments.

    Premiums on mortgage-backed securities are amortized to interest income based on the estimated remaining life of the related securities. Management periodically reviews the remaining estimated life of mortgage-backed securities, and adjusts the amortization of the premiums accordingly, in light of changes in market interest rates and other factors affecting prepayment rates on the underlying mortgages. Acceleration of the amortization of premiums on mortgage-backed securities reduces the effective yield on these investments and, accordingly, adversely affects net interest income. As of March 31, 1997 and December 31, 1996, the remaining unamortized premiums on mortgage-backed securities totaled $241,000 and $286,000, respectively.

    As of March 31, 1997 and December 31, 1996, the maturity distribution and certain other information pertaining to investment securities were as follows:




                                                          1997                                    1996
                                             ------------------------------          ------------------------------
                                             AMORTIZED    FAIR                       AMORTIZED   FAIR
                                                COST     VALUE        YIELD            COST      VALUE        YIELD
                                                ----     -----        -----            ----      -----        -----
                                                                     (Dollars in thousands)
INVESTMENT SECURITIES AVAILABLE-FOR-SALE:
U.S. Treasury securities:
    Due within one year....................   $    -    $     -          -%          $ 2,004    $ 2,008       5.66%
                                              =======   =======       ====           =======    =======       ====
U.S. Government agency obligations:
    Due within one year  ..................        89        91       8.47             2,000      2,002       5.61
    Due one to five years..................     4,109     4,042       6.10             2,489      2,473       6.00
                                              -------   -------       ----           -------    -------       ----
    Total U.S. Government
      Agency Obligations...................     4,198     4,133       6.15             4,489      4,475       5.82
                                              =======   =======       ====           =======    =======       ====
GNMA mortgage-backed securities
    Due over ten years.....................     4,988     4,861       6.16                 -          -          -
                                              -------   -------       ----           -------    -------       ----
    Total GNMA obligations.................     4,988     4,861       6.16                 -          -          -
                                              =======   =======       ====           =======    =======       ====
FHLMC mortgage-backed securities:(1)
    Due within one year....................         -         -          -             1,665      1,648       6.30
    Due over ten years.....................     9,570     9,635       6.00            10,451     10,518       6.25
                                              -------   -------       ----           -------    -------       ----
    Total FHLMC mortgage-
        backed securities..................     9,570     9,635       6.00            12,116     12,166       6.25
                                              =======   =======       ====           =======    =======       ====
FNMA mortgage-backed securities:(1)
    Due one to five years..................         -         -          -                89         91       8.50
    Due over ten years.....................       433       443       5.08               511        518       3.84
                                              -------   -------       ----           -------    -------       ----
    Total FNMA mortgage-
        backed securities..................       433       443       5.08               600        609       4.53
                                              =======   =======       ====           =======    =======       ====
Collateralized mortgage obligations:
    FNMA mortgage-backed securities:
        Due over ten years(1)..............     1,000       942       5.95             1,000        899       5.95
                                              =======   =======       ====           =======    =======       ====

Total investment securities
    available-for-sale.....................   $20,189   $20,014       6.05%          $20,209    $20,157       6.03%
                                              =======   =======       ====           =======    =======       ====

INVESTMENT SECURITIES HELD-TO-MATURITY:
U.S. Government agency obligations:
    Due one to five years..................   $   500   $   497       5.52%          $   500    $   497       5.52%
                                              =======   =======       ====           =======    =======       ====
State, county and municipal obligations:(2)
    Due five to ten years..................       300       298       4.62               300        299       4.62
    Due over ten years.....................       744       741       8.82               747        792       8.82
                                              -------   -------       ----           -------    -------       ----
    Total..................................     1,044     1,039       7.61             1,047      1,091       7.62
                                              =======   =======       ====           =======    =======       ====

Total investment securities
    held-to-maturity.......................   $ 1,544   $ 1,536       6.93%          $ 1,547    $ 1,588       6.94%
                                              =======   =======       ====           =======    =======       ====


----------------------------

(1) The mortgage-backed securities and collateralized mortgage obligations were purchased with an expected average life of approximately three years.

(2) Yields on state, county and municipal obligations are not computed on a tax equivalent basis.

    FCB invests in mortgage-backed securities that are guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Federal National Mortgage Association ("FNMA"). Although mortgage-backed securities generally have a lower yield than loans, mortgage-backed securities increase the quality of FCB's assets by virtue of the guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of FCB. Due to repayment and prepayments of the underlying loans, the actual maturities of mortgage-backed securities are substantially less than the scheduled maturities. FCB's portfolio of mortgage-backed securities was purchased with an anticipated average life of approximately three years. Changes in interest and prepayment rates may also affect the average life, yield to maturity, and related market value of FCB's mortgage-backed securities. Changes in the market values of FCB's mortgage-backed securities may result in volatility in capital based on how FCB classifies the securities. See "--Asset/Liability Management."

Deposit Activities

    Deposits are the major source of FCB's funds for lending and other investment purposes. Deposits are attracted principally from within FCB's primary market area through the offering of a broad variety of deposit instruments including checking accounts, money market accounts, regular savings accounts, term certificate accounts (including "jumbo" certificates in denominations of $100,000 or more) and retirement savings plans. As of March 31, 1997 and December 31, 1996, the distribution by type of FCB's deposit accounts was as follows:



                                                                        1997                   1996
                                                                 ------------------     -------------------
                                                                             % OF                    % OF
                                                                 AMOUNT     DEPOSIT     AMOUNT     DEPOSITS
                                                                 ------     -------     ------     --------
                                                                          (Dollars in thousands)
Demand deposits.......................................          $20,403      21.60%    $18,773      19.81%
NOW deposits..........................................           14,928      15.80      13,722      14.48
Money market..........................................            6,040       6.39       5,136       5.42
Savings accounts......................................            8,114       8.59       8,390       8.86
Time deposits under $100,000..........................           40,032      42.37      42,771      45.14
Time deposits $100,000 and over.......................            4,957       5.25       5,957       6.29
                                                                -------     ------     -------     ------
Total deposits........................................          $94,474     100.00%    $94,749     100.00%
                                                                =======     ======     =======     ======



    Time deposits included individual retirement accounts ("IRAs") totaling $5.1 million and $6.0 million as of March 31, 1997 and December 31, 1996, respectively, all of which are in the form of certificates of deposit.

    FCB's deposits decreased $275,000 or .29% to $94.5 million as of March 31, 1997, from $94.7 million as of December 31, 1996. This decrease was primarily attributable to First Commerce/Polk County reducing the interest rates it offers on time deposits, resulting in a decrease in time deposits. First Commerce/Polk County has primarily used the proceeds from maturing investment securities to fund these deposit outflows.

    Maturity terms, service fees and withdrawal penalties are established by First Commerce/Polk County on a periodic basis. The determination of rates and terms is predicated on funds acquisition and liquidity requirements, rates paid by competitors, growth goals and federal regulations

    FDIC regulations limit the ability of certain insured depository institution to accept, renew, or rollover deposits by offering rates of interest which are significantly higher than the prevailing rates of interest on deposits offered by other insured depository institutions having the same type of charter in such depository institutions' normal market area. Under these regulations, "well capitalized" depository institutions may accept, renew, or rollover deposits at such rates with a waiver from the FDIC (subject to certain restrictions on payments of rates), and "undercapitalized" depository institutions may not accept, renew or rollover deposits at such rates. The regulations contemplate that the definitions of "well capitalized," "adequately capitalized" and "undercapitalized" will be the same as the definitions adopted by the agencies to implement the prompt corrective action provisions of applicable law. As of March 31, 1997, First Commerce/Polk County met the definition of a "well capitalized" depository institution.

    FCB does not have a concentration of deposits from any one source, the loss of which would have a material adverse effect on FCB. Management believes that substantially all of FCB's depositors are residents in its primary market area. FCB currently does not accept brokered deposits.

    Time deposits of $100,00 and over, public fund deposits and other large deposit accounts tend to be short-term in nature and more sensitive to changes in interest rates than other types of deposits and, therefore, may be a less stable source of funds. In the event that existing short-term deposits are not renewed, the resulting loss of the deposited funds could adversely affect FCB's liquidity. In a rising interest rate market, such short-term deposits may prove to be a costly source of funds because their short-term nature facilitates renewal at increasingly higher interest rates, which may adversely affect FCB's earnings. However, the converse is true in a falling interest-rate market where such short-term deposits are more favorable to FCB.

    As of March 31, 1997 and December 31, 1996, time deposits of $100,000 and over mature as follows:




                                                              1997          1996
                                                              ----          ----
                                                                (In thousands)
Due in three months or less..........................       $1,386        $1,758
Due from three months to six months..................          812         1,287
Due from six months to one year......................          582         1,389
Due over one year ...................................        2,177         1,523
                                                            ------        ------
Total time deposits $100,000 and over................       $4,957        $5,957
                                                            ======        ======


IMPACT OF INFLATION AND CHANGING PRICES

    The financial statements and related data concerning FCB have been prepared in accordance with generally accepted accounting principles which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. The principal element of FCB's earnings is interest income which may be significantly affected by the level of inflation and by government monetary and fiscal policies adopted in response to inflationary or deflationary pressures.

    Inflation affects the reported financial condition and results of operations of all companies. However, the majority of assets and liabilities of financial institutions are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. Inflation does have an important impact on the growth of total assets and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity to assets ratio. Inflation also is a factor which may influence interest rates, yet the frequency and magnitude of interest rate fluctuations do not necessarily coincide with changes in the general inflation rate. In an effort to cope with the effects of inflation, FCB attempts to monitor its interest-rate sensitivity gap position, as discussed above. In addition, a periodic review of banking services and products is conducted to adjust pricing in view of current costs.

FUTURE ACCOUNTING REQUIREMENTS

    Statement of Financial Accounting Standards No. 125 ("FAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. FAS 125 provides standards for distinguishing transfers of financial assets from transfers that are secured borrowings. The accounting and disclosure requirements of FAS 125 will become effective for FCB beginning January 1, 1997. Management is in the process of evaluating FAS 125, but does not anticipate that FAS 125 will have a material impact on FCB's financial statements.

PART II. -  OTHER INFORMATION

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

    During the three months ended March 31, 1997, no reports on Form 8-K were filed with the Securities and Exchange Commission.




EXHIBITS:
---------
   27          Financial Data Schedule (for SEC use only)


                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FIRST COMMERCE BANKS OF FLORIDA, INC.





Date: May 14, 1997                         By: /s/ Robert W. Stickler, Jr.
      ------------                            ----------------------------------
                                              Robert W. Stickler, Jr.
                                              Vice Chairman, President and
                                              Chief Executive Officer








Date: May 14, 1997                         By: /s/ J. Jeffrey Seale
      ------------                            ----------------------------------
                                              J. Jeffrey Seale,
                                              Vice President, Secretary and
                                              Treasurer (Principal Financial
                                              Officer)

                    FIRST COMMERCE BANKS OF FLORIDA, INC.
                                 FORM 10-QSB
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                                EXHIBIT INDEX




EXHIBIT NO.                                 EXHIBIT
-----------                ------------------------------------------
      27                   Financial Data Schedule (for SEC use only)
